Form 10-K/A
period 1995-12-31
DUAL DRILLING CO /DE/
filed 1996-05-09
CIK 907245

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A
                  _______________________________________


          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1995
                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ___________ to ___________.


                      Commission file number:  0-22078
                           DUAL DRILLING COMPANY
           (Exact name of registrant as specified in its charter)


                    Delaware                           51-0327704
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

          5956 Sherry Lane, Suite 1500
                  Dallas, Texas                            75225
    (Address of principal executive offices)            (Zip Code)

     Registrant s telephone number, including area code: (214)373-6200


        Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
- ----------------------------      -----------------------------------------
Common stock, par value $.01           NASDAQ National Market System


        Securities registered pursuant to section 12(g) of the Act:
                                    NONE
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.            Yes [x]    No [ ]





Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A. [x]

As of February 29, 1996, 15,765,713 common shares were outstanding. The aggregate market value of common shares on February 29, 1996 held by nonaffiliates was approximately $93.1 million, based on the closing sales price of $14-7/8.







TABLE OF CONTENTS


______________________________________________________________

PART III  Item 11.  Executive Compensation                  55
______________________________________________________________

                    Signatures                              60




                           DUAL DRILLING COMPANY



This Form 10-K/A is filed for the purpose of updating and recategorizing certain amounts included in the Summary Compensation Table as reported within Item 11, Executive Compensation.



ITEM 11.  EXECUTIVE COMPENSATION

The following table reflects, for the fiscal years ended December 31, 1995, 1994 and 1993, cash compensation paid by the Company or Dual Invest AS, and a summary of certain other compensation paid or accrued for such year, to the Company s Chief Executive Officer and the five other executive officers (the Named Executive Officers ) of the Company for service in all capacities with Dual Invest AS or the Company and their subsidiaries.

                                                   SUMMARY COMPENSATION TABLE

                                                                         LONG TERM      LONG TERM
                                                                         COMPENSATION   COMPENSATION
                                                                         AWARDS         AWARDS
                                        ANNUAL          ANNUAL           -----------    -------------
 NAME AND                               COMPENSATION    COMPENSATION     RESTRICTED                      ALL OTHER
 PRINCIPAL                              ------------    ------------     STOCK          OPTIONS          COMPENSATION
 POSITION                    YEAR       SALARY <F1>     BONUS <F2>       AWARDS <F3>    NO. OF SHARES    <F4>
 ------------------------    ----       ------------    ------------     -----------    -------------    ------------

 L. H. Robertson             1995       $360,000        $115,000                         180,000         $ 24,192
   President and             1994        430,259          52,254                         120,000           28,887
   Chief Executive           1993        345,000         172,500         $766,499         60,000           20,603
   Officer


 W. Allen Parks              1995        246,250          10,000                         104,000           16,903
   Executive Vice            1994        295,360          36,194                          65,000           15,416
   President and Chief       1993        228,000         112,500          358,335         39,000           13,491
   Financial Officer


 Dudley M. Haralson          1995        171,051          10,000                         104,000           10,478
   Senior Vice               1994        187,028          22,673                          65,000            9,704
   President -               1993        125,000          62,500          229,285         27,000            7,419
   Operations


 Robert C. McCoy             1995        156,000          10,000                          88,000           10,347
   Senior Vice               1994        187,362          22,980                          58,000            8,982
   President -               1993        140,000          70,000          354,135         30,000            8,382
   Marketing


 Lewis W. Kreps              1995        145,688          10,000                          80,000           10,000
   Senior Vice               1994        169,634          20,682                          53,000            9,528
   President -               1993        125,000          62,500          229,285         27,000            7,419
   Business Development


 William R. Dudark           1995        142,500          10,000                          80,000            9,781
   Vice President            1994        169,634          20,682                          53,000            9,685
   Operations and            1993        125,000          62,500          229,285         27,000            7,419
   Engineering
__________________



<F1>  Salary figures for 1994 include amounts paid for accumulated vacation benefits upon termination of the Company s previous vacation policy. The amounts paid to Messrs. Robertson, Parks, Haralson, McCoy, Kreps and Dudark were $82,759; $56,610; $37,472; $35,862; $32,759; and
      $32,759, respectively.

<F2>  Bonuses earned in  1993 were payable in installments  equal to 50% of such bonus in January 1994, 25% in January 1995 and 25% in January 1996. The 1994 bonuses were earned in 1994 and were paid in full in February 1995. The 1995 bonuses were earned and paid in 1995.

<F3>  At  December 31,  1995,  the number  of  shares of  restricted  stock granted by the Company as restricted stock awards under the Company s 1993 Long-Term Incentive Plan ( Restricted Stock Awards ) which had not vested and the total value of such shares, based on the last reported sales price of the Company s Common Stock on December 29, 1995 (the final trading day of 1995), held by each Named Executive Officer are included in the table below. All shares of restricted stock that had not vested as of December 31, 1995 are attributable to a Restricted Stock Award granted by the Company on August 12, 1993. All such unvested shares vest fully on August 12, 1996.

                                     SHARES         VALUE
                                     ------       --------
          Mr. Robertson               9,000       $102,375
          Mr. Parks                   4,800         54,600
          Mr. Haralson                3,900         44,363
          Mr. McCoy                   4,500         51,188
          Mr. Kreps                   3,900         44,363
          Mr. Dudark                  3,900         44,363

      On December 9, 1993, the Company granted a Restricted Stock Award of 8,559; 3,891; 2,335; 3,891; 2,335 and 2,335 shares of the Company s
      Common Stock to Messrs. Robertson, Parks, Haralson, McCoy, Kreps and Dudark, respectively. The shares of Common Stock vested 50% on June 9, 1994 and 50% on December 9, 1994.

      On August 12, 1993, the Company granted a Restricted Stock Award of 39,942; 18,155; 10,893; 18,155; 10,893 and 10,893 shares of Common
      Stock to Messrs. Robertson, Parks, Haralson, McCoy, Kreps and Dudark, respectively. The shares of Common Stock vested 50% on February 12, 1994 and 50% on August 12, 1994.

      All Restricted Stock Awards granted by the Company entitle the beneficiaries to all rights as a stockholder from the date of grant (including the right to receive dividends when, as, and if declared) other than (i) the right to transfer or sell the shares prior to the vesting date, and (ii) the right to possession prior to the vesting date.

<F4>  For 1995,  All  Other  Compensation  includes  (i)  Company  matching
      contributions    under   the    Company s   401(K)    Employees   Tax
      Deferred/Thrift Savings Plan and Trust in the amount of $9,000 each for Messrs. Robertson, Parks, Haralson and McCoy, $8,741 for Mr.
      Kreps and $8,550 for Mr. Dudark, (ii) Company Matching Contributions under the Company s Benefit Restoration Plan in the amount of $12,600




      for Mr. Robertson and $5,775 for Mr. Parks, and (iii) the dollar value of insurance premiums paid by the Company with respect to term life insurance in the amounts of $2,592; $2,128; $1,478; $1,347;
      $1,259; and $1,231 for Messrs. Robertson, Parks, Haralson, McCoy, Kreps and Dudark, respectively.

/TABLE

OPTION CANCELLATIONS

The table below sets forth information regarding stock options, previously issued to the Named Executive Officers under the Company s 1993 Long-Term Incentive Plan, that were authorized for cancellation during 1995 by the Company s Board of Directors.

                                                 TEN YEAR OPTION/SAR REPRICINGS

                                             NUMBER OF                                                         LENGTH OF
                                             SECURITIES                                                        ORIGINAL
                                             UNDERLYING      MARKET PRICE      EXERCISE                        OPTION TERM
                                             OPTIONS/        OF STOCK AT       PRICE AT                        REMAINING AT
                                             SARs            TIME OF           TIME OF          NEW            DATE OF
                                             REPRICED OR     REPRICING OR      REPRICING OR     EXERCISE       REPRICING OR
NAME                           DATE          AMENDED(#)      AMENDMENTS($)     AMENDMENTS($)    PRICE($)       AMENDMENT
- -------------------------      -------       -----------     -------------     -------------    --------       ------------

L. H. Robertson                8/21/95        60,000            $10.00         $14.000           $10.00        8 years
Director, President            8/21/95       120,000             10.00          12.125            10.00        9 years
and CEO

W. Allen Parks                 8/21/95        39,000             10.00          14.000            10.00        8 years
Executive Vice President       8/21/95        65,000             10.00          12.125            10.00        9 years
and CFO

Dudley M. Haralson             8/21/95        27,000             10.00          14.000            10.00        8 years
Senior Vice President          8/21/95        65,000             10.00          12.125            10.00        9 years
USA/International
Operations

Robert C. McCoy                8/21/95        30,000             10.00          14.000            10.00        8 years
Senior Vice President          8/21/95        58,000             10.00          12.125            10.00        9 years
International Marketing

Lewis W. Kreps                 8/21/95        27,000             10.00          14.000            10.00        8 years
Senior Vice President          8/21/95        53,000             10.00          12.125            10.00        9 years
Business Development
and Contracts

William R. Dudark              8/21/95        27,000             10.00          14.000            10.00        8 years
Vice President                 8/21/95        53,000             10.00          12.125            10.00        9 years
International Operations
and Engineering


In August 1995, the Compensation Committee of the Company s Board of Directors approved the granting of options to the executive officers and certain key employees of the Company in exchange for the cancellation of
then existing options to  purchase Company common stock.   The Compensation
Committee carefully  considered  its  decision  to grant  new  options  and
effectively reduce the exercise price of then existing options.   In making




its decision, the Compensation Committee consulted with an independent compensation consultant and also considered the then current market price of the Company s common stock, the exercise prices at which the options had previously been granted, the overall performance of the Company s common stock since the previous options had been issued and the importance of providing renewed incentive for the executive officers and employees to continue in the service of the Company and renew interest in the success of the Company.

      Compensation Committee:       Frank Jungers
                                    Aage Figenschou
                                    Edward O. Vetter
                                    Magne Kristiansen




OPTION GRANTS

The table below sets forth information regarding Stock Options granted under the Company s 1993 Long-Term Incentive Plan to the Named Executive Officers during 1995:

                                                       INDIVIDUAL GRANTS

                                      PERCENTAGE                                    POTENTIAL REALIZABLE VALUE AT
                                      OF TOTAL                                      ASSUMED ANNUAL RATES OF STOCK
                         NUMBER OF    OPTIONS         EXERCISE                          PRICE APPRECIATION FOR
                         OPTIONS      GRANTED TO      OR BASE                              OPTION TERM <F2>
                         GRANTED      EMPLOYEES IN    PRICE PER     EXPIRATION      -----------------------------
 NAME                    <F1>         FISCAL 1995     SHARE         DATE                5%                10%
 --------------------    ---------    -----------     ---------     ----------      ----------        -----------

 L. H. Robertson         180,000      17.1%           $10.000       08/21/05        $1,132,200         $2,869,200
 W. Allen Parks          104,000      13.3%            10.000       08/21/05           654,160          1,657,760
 Dudley M. Haralson      104,000      13.3%            10.000       08/21/05           654,160          1,657,760
 Robert C. McCoy          88,000       8.4%            10.000       08/21/05           553,520          1,402,720
 William R. Dudark        80,000       7.6%            10.000       08/21/05           503,200          1,275,200
 Lewis W. Kreps           80,000       7.6%            10.000       08/21/05           503,200          1,275,200

__________________________

<F1>  The options are exercisable in  increments of 20% on August  21, 1996, the first anniversary  of the date of  grant, and 20% on each of the second, third, fourth and fifth anniversary dates of the grant.

<F2>  Potential Realizable Value is based on  the assumed annual growth rates of Common Stock for the 10-year option term.
      A 5 %  annual growth rate results in  a stock price of  $16.29 per share and a  10% annual growth rate results  in a
      stock price of  $25.94 per share.   Actual gains, if  any, on stock  options exercised are  dependent on the  future performance of the Company s common stock.  There can be no assurance that the amounts reflected  in this table will be achieved.

/TABLE

AGGREGATED EXERCISES  OF OPTIONS/SARs AND FISCAL  YEAR-END OPTION/SAR VALUE
TABLE

For each of the Named Executive Officers, the information set forth below reflects for the fiscal year ended December 31, 1995, options under the Company s 1993 Long Term Incentive Plan (the 1993 LTI Plan ) and the value realized thereon as well as exercisable and unexercisable options which were unexercised at year-end 1995 and the realizable value thereon at such date:

                                                                                      VALUE OF        VALUE OF
                                                    NUMBER OF        NUMBER OF        UNEXERCISED     UNEXERCISED
                                                    UNEXERCISED      UNEXERCISED      IN-THE-MONEY    IN-THE-MONEY
                         NUMBER OF                  OPTIONS HELD     OPTIONS HELD     OPTIONS AT      OPTIONS AT
                         SHARES                     AT DECEMBER      AT DECEMBER      DECEMBER 31,    DECEMBER 31,
                         ACQUIRED       VALUE       31, 1995         31, 1995         1995 <F1>       1995 <F1>
 NAME                    ON EXERCISE    REALIZED    EXERCISABLE      UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
 ------------------      -----------    --------    -----------      -------------    -----------     -------------

 L. H. Robertson             N/A          N/A           -0-             180,000           N/A            $247,500
 W. Allen Parks              N/A          N/A           -0-             104,000           N/A             143,000
 Dudley M. Haralson          N/A          N/A           -0-             104,000           N/A             143,000
 Robert C. McCoy             N/A          N/A           -0-              88,000           N/A             121,000
 William R. Dudark           N/A          N/A           -0-              80,000           N/A             110,000
 Lewis W. Kreps              N/A          N/A           -0-              80,000           N/A             110,000
_________________________

<F1>  Represents  the number  of unexercised options  multiplied by  the difference  between $11.375,  which was  the last reported sales price of the Company s Common  Stock on the NASDAQ Stock Market as of December 31, 1995, and the per-
      share exercise price of $10.00 for the options granted in 1995.

/TABLE

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

In June 1993, the Company implemented a defined benefit pension plan covering certain of its executive officers. The Supplemental Executive Retirement Plan (the Plan ) is administered by the Board of Directors or by the Committee and is intended to assist the Company in attracting and retaining employees of exceptional ability by providing certain benefits. The Plan provides that upon reaching age 65, after 10 years of service with the Company and upon termination of employment from the Company, a participant will receive annual benefits, which when added to Social Security Benefits, equal 30% of the average of the participant s highest consecutive 36-month base compensation during the participant s service with the Company ( Average Compensation ). During June 1994, the Committee approved an amendment to the Plan that raised the annual benefit for the Company s president to 50% of Average Compensation when added to Social Security benefits. The Company is the sole contributor to the Plan and the cost of benefits under the Plan are recognized as they accrue based on certain future salary and social security benefit assumptions.

The table below provides certain information with respect to the Company s named executives and the estimated benefits payable to the respective executives under the Company s Supplemental Plan.

                         SUPPLEMENTAL PLAN BENEFITS

                                                    ESTIMATED ANNUAL
                               CURRENT YEARS       RETIREMENT BENEFIT
               NAME             OF SERVICE             AT AGE 65*
        ------------------     -------------       ------------------

        L. H. Robertson              13                $180,000
        W. Allen Parks               18                  73,875
        Dudley M. Haralson            8                  60,000
        Robert W  McCoy               7                  48,000
        Lewis W. Kreps               14                  45,000
        William R. Dudark             9                  43,500

        * Amounts to be reduced by Social Security benefits.




                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized on the 6th day of May, 1996.

                                    DUAL DRILLING COMPANY

                                    By: /s/ L. H. Robertson
                                        -------------------------
                                        L. H. Robertson
                                        President, Chief Executive Officer
                                        and Director