Form 10-Q
period 1996-03-31
DUAL DRILLING CO /DE/
filed 1996-05-21
CIK 907245

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 1996

                                     OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________.



                      Commission file number:  0-22078

                           DUAL DRILLING COMPANY
           (Exact name of registrant as specified in its charter)



             DELAWARE                                    51-0327704
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


            5956 SHERRY LANE, SUITE 1500, DALLAS, TEXAS   75225
              (Address of principal executive offices)  (Zip Code)


                               (214) 373-6200
            (Registrant s telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [x]    No [ ]

Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 1996: 15,765,713.



                   DUAL DRILLING COMPANY AND SUBSIDIARIES

                             Index to Form 10-Q
                 For the Three Months Ended March 31, 1996


PART I - FINANCIAL INFORMATION                                       PAGE

     Item 1.  Financial Statements

        Consolidated Statements of Operations for the three months
            ended March 31, 1996 and 1995 . . . . . . . . . . . .      3

        Consolidated Balance Sheets as of
            March 31, 1996 and December 31, 1995  . . . . . . . .      4

        Consolidated Statements of Cash Flows for the three
            months ended March 31, 1996 and 1995  . . . . . . . .      5

        Notes to Interim Consolidated Financial Statements  . . .      6

     Item 2.  Management s Discussion and Analysis of
              Financial Condition and Results of Operations . . .      9

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . .     19

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .     19

     Item 4.  Submission of Matters to a Vote of Security Holders     19

     Item 5.  Other Information . . . . . . . . . . . . . . . . .     19

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .     19

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . .     20


Separate financial statements of the subsidiaries of DUAL DRILLING COMPANY (the "Company") that guarantee the Company's Senior Subordinated Notes due 2004 (the "Notes") are not included herein because such subsidiary guarantors are jointly and severally liable with respect to the Company's obligations pursuant to such Notes, and the aggregate total assets, equity and net income of such subsidiary guarantors are substantially equivalent to the total assets, equity and net income of the Company on a consolidated basis. The total assets, equity and net income of subsidiaries of the Company not guaranteeing the Notes on a combined basis are not significant compared to the respective amounts reported in the Consolidated Financial Statements of the Company and its subsidiaries.



                       PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                   DUAL DRILLING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands except per share data)
                                (unaudited)


                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                 1996          1995
                                               --------     ----------

REVENUE
  Drilling contracts.........................  $29,461        $18,858

COSTS AND EXPENSES
  Drilling Contracts.........................   18,589         14,605
  Depreciation and amortization..............    4,813          5,158
  General and administrative.................    2,040          1,914
                                                25,442         21,677

    Operating income (loss)..................    4,019         (2,819)

OTHER INCOME (EXPENSE)
  Interest expense...........................   (3,634)        (3,618)
  Interest income............................      527            502
  Other, net.................................       92            (32)
                                                (3,015)        (3,148)

Income (loss) before income taxes............    1,004         (5,967)
  Income tax expense.........................      (30)           (56)


NET INCOME (LOSS)............................  $   974        $(6,023)


NET INCOME (LOSS) PER COMMON SHARE (NOTE 4)..  $  0.06        $ (0.38)


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...   15,766         15,765


The accompanying notes are an integral part of these financial statements.


                   DUAL DRILLING COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  (amounts in thousands except share data)

                                                   March 31,  December 31,
                                                     1996         1995
                                                  (Unaudited)
                                                  ----------- -----------
                      ASSETS
                      ------
Cash and cash equivalents.......................   $ 45,217      $ 42,830
Accounts receivable.............................     20,884        18,993
Inventory.......................................      5,444         5,603
Other current assets............................      7,278         9,819
        Total current assets....................     78,823        77,245

Property and equipment
  Drilling equipment............................    282,071       279,946
  Other.........................................      1,638         2,364
        Total property and equipment............    283,709       282,310
  Accumulated depreciation......................    (90,229)      (85,881)
        Net property and equipment..............    193,480       196,429

Goodwill........................................     24,600        25,032
Other assets....................................      6,857         5,056
        Total assets............................   $303,760      $303,762


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Accounts payable................................   $  5,997      $  5,069
Accrued liabilities and other...................      9,192         9,162
Income taxes payable............................      1,033           864
Current maturities of long-term debt............      7,178         6,538
        Total current liabilities...............     23,400        21,633

Deferred income taxes...........................      1,562         1,796
Deferred credits and other......................      2,428         2,024
Long term debt..................................    135,249       138,163
        Total liabilities.......................    162,639       163,616


COMMITMENTS AND CONTINGENCIES:  (NOTE 5)

STOCKHOLDERS' EQUITY
  Common stock, $.01 par; 50 million shares
    authorized; 15.8 million shares issued and
    outstanding in 1995 and 1994................        158           158
  Additional paid in capital....................    173,793       173,793
  Accumulated deficit...........................    (32,411)      (33,386)
                                                    141,540       140,565
  Treasury stock at cost........................       (419)         (419)
    Total stockholders' equity .................    141,121       140,146
    Total liabilities and stockholders' equity..   $303,760      $303,762

The accompanying notes are an integral part of these financial statements.



                   DUAL DRILLING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (amounts in thousands)
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                        1996      1995
                                                      --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)................................... $   974   $(6,023)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Depreciation and amortization....................   4,813     5,158
    Deferred income taxes............................    (234)     (230)
    Gain on disposition of assets....................     (52)      (21)
    Recognition of deferred income...................  (1,705)     (952)
    Recognition of deferred expense..................     682       433
  Change in assets and liabilities:
    (Increase) decrease in current assets:
      Accounts receivable............................  (1,891)    1,672
      Inventory......................................     158        58
      Other current assets...........................   2,074       (94)
    Increase (decrease) in current liabilities:
      Accounts payable...............................     928      (577)
      Accrued liabilities and other..................  (1,208)   (2,253)
      Income taxes payable...........................     169      (186)
    Other............................................   1,329      (268)
  Net cash provided by (used in) operating activities   6,037    (3,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment................  (1,434)   (1,910)
  Proceeds on sale of property and equipment.........      54        32
    Net cash used in investing activities............  (1,380)   (1,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of bank debt.............................  (2,275)     (675)
  Other..............................................       5         3
    Net cash used in financing activities............  (2,270)     (672)

Net increase (decrease) in cash and cash equivalents.   2,387    (5,833)

Cash and cash equivalents at beginning of period.....  42,830    19,925

Cash and cash equivalents at end of period........... $45,217   $14,092


        See accompanying notes to consolidated financial statements.



                   DUAL DRILLING COMPANY AND SUBSIDIARIES
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
     (dollars in thousands except share data or as otherwise indicated)



1.   GENERAL

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of DUAL DRILLING COMPANY (the "Company"), all necessary adjustments (consisting only of normal and recurring adjustments) have been made to fairly state the results for the periods included herein. Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K.

2.   MERGER AGREEMENT

     On March 21, 1996, the Company, ENSCO International Incorporated ("ENSCO") and DDC Acquisition Company, a wholly owned subsidiary of ENSCO ("DDC"), signed an agreement and plan of merger (the "Merger Agreement"), which provides for the merger of the Company with and into DDC (the "Merger"). The Merger Agreement provides that each share of Company Common Stock, par value $.01, will be exchanged for
     0.625 shares of ENSCO Common Stock, par value $.10. Pursuant to the Merger Agreement, the consummation of the Merger is conditioned upon the satisfaction of various terms set forth in the Merger Agreement, the Company obtaining shareholder approval, both entities obtaining regulatory approvals and other customary closing conditions. ENSCO previously announced that it had received early termination of the waiting period for the merger transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Concurrent with the execution of the Merger Agreement, Dual Invest AS, the Company's largest shareholder holding a 59.6% interest in the Company, entered into an agreement under which Dual Invest AS agreed to vote in favor of the merger transaction and the Merger Agreement. Subject to the approval by the stockholders of the Company and the satisfaction of other conditions, closing of the transaction is expected by June 30, 1996.

3.   CASH FLOW INFORMATION

     The statements of cash flows are prepared using the indirect method. Cash and cash equivalents consist of cash in banks and investments readily convertible into cash and that mature within three months from the date of purchase.


     Supplemental disclosure of cash flow information:

                                               Three months ended March 31,
                                               ----------------------------
                                                    1996         1995
                                                 ----------   ----------
     Cash paid during the period for:
          Interest.............................    $6,022       $5,121
          Income taxes.........................       363          483

4.   NET INCOME (LOSS) PER COMMON SHARE

     The effects of common stock equivalents were either antidilutive or the dilutive effects were not material for all periods presented. Therefore, no adjustment was made for the common equivalent shares.

5.   COMMITMENTS AND CONTINGENCIES

          COMMITMENTS AND CONTINGENCIES - The Company's March 31, 1996 Cash and Cash Equivalent balance of $45.2 million includes approximately $28.6 million in proceeds received from the sale of DUAL RIG 97, the sale of a 51% interest in SIME DUAL RIG 7, and the sale of DUAL RIG 8, all of which occurred in 1995. Each of the aforementioned rig sales constituted an Asset Sale for purposes of the Indenture (the "Indenture") relating to the Company's Senior Subordinated Notes (the "Notes"). To the extent that the Company does not, within 365 days after the date of each Asset Sale, apply the Net Cash Proceeds (as defined in the Indenture) therefrom towards (i) the purchase of assets that replace the assets that were sold or other assets that will be used in the business of the Company and its Restricted Subsidiaries (as defined in the Indenture) ("Replacement Assets"), or (ii) the permanent repayment of certain specified senior indebtedness, the amount of Net Cash Proceeds not so applied shall constitute "Excess Proceeds". Aggregate Excess Proceeds from all such sales equal to or exceeding an aggregate amount of $10.0 million must be offered by the Company for the purchase of Notes and any then outstanding indebtedness of the Company that is pari passu in right of payment to the Notes. In addition, the Indenture requires the Company to deliver a written notice to the Note's trustee within 180 days after each such Asset Sale if the Company intends to apply the Net Cash Proceeds of such Asset Sale to Replacement Assets. The Company has delivered such notice in connection with the sale of DUAL RIG 97, the sale of a 51% interest in SIME DUAL RIG 7, and the sale of DUAL RIG 8. At this time, the Company expects that substantially all of the Net Cash Proceeds received from the 1995 rig sale transactions will be applied to the purchase of Replacement Assets. If the full amount of net cash proceeds is not applied to the purchase of Replacement Assets, and the amount not so applied equals or exceeds $10.0 million, the Company anticipates that amounts will be applied to the permanent repayment of certain specified senior indebtedness, or the Company will make an offer to purchase (a Net Proceeds Offer, as defined in the Indenture) Notes in accordance with the procedures set forth in the Indenture.


          LETTERS OF CREDIT - The Company has a $15.0 million guaranty facility (the "Guaranty Facility") as part of its Credit Facility with a group of banks led by Citibank N.A. Letters of credit are issued



     under the Guaranty Facility for the purpose of providing bid bonds and performance bonds required on drilling contracts on which the Company may bid or be awarded, and for other purposes related to the Company's operations. On April 30, 1996, the Company was contingently liable for approximately $7.9 million related to letters of credit issued under the Guaranty Facility. The Guaranty Facility matures on July 27, 1996 and is renewable subject to the consent of the bank group.

          CONTRACTS - A number of the Company's rigs are currently under contracts that have scheduled expiration dates during 1996. Although the Company anticipates that, upon expiration of any such contracts, it will be able to enter into new contracts employing such rigs on terms acceptable to the Company, there can be no assurance that these efforts will be successful. If the Company is unable to keep its rigs employed at satisfactory dayrates and utilization levels, the Company's results of operations would be materially and adversely affected.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the three month periods ended March 31, 1996 and 1995. It should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company's 1995 Annual Report on Form 10-K.

GENERAL

The Company is an international drilling contractor operating in the jackup rig and platform rig segments of the drilling industry. The Company currently has operations in the Gulf of Mexico ( GOM ), California, Mexico, China, Indonesia, India and the Arabian Gulf. The offshore contract drilling industry, both domestically and internationally, is heavily dependent upon the level of oil and gas exploration and development activity, and more specifically, expenditures of oil and gas companies for exploration and production. Such activity and expenditures are influenced by numerous factors, many of which are beyond the Company's control. As a result, offshore drilling activity and the Company's financial performance can be volatile.

Overall, industry conditions remained favorable during the first quarter of 1996 and are much improved relative to recent years and the first half of 1995. Factors including rig attrition, minimal new rig building, consolidation in the industry and strong prices for oil and natural gas have contributed to the improved industry conditions. Based on information included in Salomon Brothers' "Oil Service & Drilling Monthly: March 1996," the worldwide supply of offshore drilling rigs is continuing its downward trend. After significant new rig construction during the early to mid-1980's, the supply of offshore drilling rigs reduced to 643 at year-end 1995 from a peak of 809 rigs in 1985. As a result of attrition and other factors, it is estimated that the supply may reduce further to 628 units by the end of 1996. This represents a 22% reduction in the supply of offshore drilling rigs over an 11-year period. At the same time, demand for offshore rigs has increased from an average of 518 rigs during the five-year period of 1986 - 1990 to 542 rigs during 1995, and an estimated 565 rigs for 1996. The improved environment has resulted in the utilization of contracted offshore drilling rigs increasing to an average of 84% during 1995 from an average of 69% during the period of 1986 - 1990.

In the GOM, drilling activity increased during the first quarter of 1996 compared to the same quarter in 1995 primarily due to average prices for natural gas that, during the first quarter of 1996, exceeded the average for the same quarter one year ago by approximately 114%. The cold winter and unusually low post-winter gas storage levels have resulted in the need to maintain high production levels to replenish inventories before the 1996 - 1997 winter season begins. Based on data provided by "Offshore Data Services," the increased drilling activity and demand for rigs in the GOM has driven the number of working jackup rigs to an average of 112 rigs during the first quarter of 1996 from 95 rigs during the same quarter in 1995. In international markets, improved oil prices and the need for certain developing countries to increase production levels to meet rising energy demands have contributed to stable rig demand in most markets.

During the first quarter of 1996, the Company realized significant revenue and gross profit increases when compared to the same quarter in 1995. The improved performance is primarily the result of increased rig utilization and improved dayrates in the GOM, and increased utilization of the Company's rigs in Southeast Asia and the Arabian Gulf.

A summary of the Company's revenue and gross profit performance, as well as selected Company and industry rig utilization statistics are shown below.

                                                   REVENUE & OPERATING INCOME

                                                             Qtr. Ended      Qtr. Ended       Year Ended        Year Ended
                                                             March 31,       March 31,        December 31,      December 31,
                                                             1996            1995             1995              1994
                                                             ----------      -----------      ------------      ------------
 REVENUE                  ($ millions)
    Jackup rigs - Gulf of Mexico                             $     6.7        $    4.0          $   19.1          $   26.6
    Jackup rigs - International                                   15.2             7.0              39.9              32.9
    Platform rigs - Gulf of Mexico                                 6.9             4.5              14.9              31.6
    Platform rigs - Other markets                                  0.7             3.4              12.0              13.2
       Total revenues                                        $    29.5        $   18.9          $   85.9          $  104.3

 GROSS PROFIT <F1>        ($ millions)
    Jackup rigs - Gulf of Mexico                             $     2.9        $    0.7          $    1.7          $    7.9
    Jackup rigs - International                                    6.8             0.3              13.3               0.3
    Platform rigs - Gulf of Mexico                                 0.8             1.4               3.1              11.6
    Platform rigs - Other markets                                  0.4             1.8               7.6               6.2
       Total rig operations                                       10.9             4.2              25.7              25.7
    Corporate expenses                                            (2.1)           (1.9)             (7.6)             (9.0)
       EBITDA <F2>                                           $     8.8        $    2.3          $   18.1          $   16.7

 Average dayrate - Total fleet <F3>                          $  17,495        $ 16,145          $ 16,520          $ 17,800
 Average dayrate - Jackup rig fleet <F3>                        24,150          18,615            19,540            21,200
 Average dayrate - Jackup rigs - GOM <F3>                       24,910          17,415            17,255            20,520
 Average dayrate - Jackup rigs - International <F3>             23,830          19,380            20,860            22,125

<F1>    Excluding depreciation and amortization.

<F2>    EBITDA  represents   net   income  (loss)   plus  interest,   taxes,
        depreciation, amortization of intangible assets, amortization of other assets, gain or loss on sale of assets and other income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance. EBITDA is included because it is one measure used by certain investors to determine the Company's operating cash flow. It is not intended as an alternative to, or a better indicator of liquidity than cash flow from operations.




<F3>    Calculated based on total revenue for  the period for the  Company's rigs compared to the total number of days during the period that the rigs were under contract.


                           RIG FLEET UTILIZATION


                              Qtr.       Qtr.          Year       Year
                              Ended      Ended         Ended      Ended
                              March 31,  March 31,     Dec. 31,   Dec. 31,
                              1996       1995          1995       1994
                              --------   --------      --------   --------
 COMPANY <F1>
   Gulf of Mexico
     Total jackup rigs            3          5             4          4
       Utilization               99%        51%           79%        86%
     Total platform rigs          7          7             7          7
       Utilization               79%        49%           42%        83%
   All other markets
     Total jackup rigs            7          6             7          7
       Utilization              100%        67%           81%        62%
     Total platform rigs          3          3             3          3
       Utilization              100%       100%          100%        87%

 INDUSTRY <F2>
   Gulf of Mexico
     Total jackup rigs          137        141           140         136
       Utilization               81%        68%           75%         77%
     Total platform rigs         25         26            25          28
       Utilization               56%        38%           39%         42%
   All other markets
     Total jackup rigs          247        250           248         256
       Utilization               83%        77%           80%         76%
     Total platform rigs         89        103            93         100
       Utilization               76%        70%           75%         91%

<F1>    Number  of rigs  reported  represents  the average  number  of  rigs operated by the Company for the periods presented rounded to the nearest whole number. Utilization is based on the days in the period during which the rigs were under contract and earning revenue.

<F2>    Source: Offshore  Data  Services,  Inc.   Industry  data  represents
        averages for the respective periods and excludes platform rigs with less than 20,000 feet drilling depth capacity.

/TABLE

As previously announced on March 21, 1996, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") providing for the acquisition of the Company by ENSCO International Incorporated ("ENSCO"). Under the proposed transaction, the Company's common stockholders would receive 0.625 shares of ENSCO common stock for each share of common stock of the Company.  The transaction is subject to approval by the stockholders
of  the   Company  and  the  satisfaction  of   certain  other  conditions.
Concurrent with the execution of the Merger Agreement, Dual Invest AS, the Company's largest shareholder holding a 59.6% interest in the Company, entered into an agreement under which Dual Invest AS agreed to vote in
favor of the  merger transaction and the Merger Agreement.   Subject to the
approval by the stockholders of the Company and the satisfaction of certain other conditions, closing of the transaction is expected by June 30, 1996.


RESULTS OF OPERATIONS

THE THREE MONTH PERIOD ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 1995.

Revenue for the first three months of 1996 increased $10.6 million or 56% when compared to first quarter 1995 revenue of $18.9 million. The improvement is primarily attributable to higher utilization and more favorable dayrates realized by the Company's jackup rig fleet. In the GOM, total revenue generated by the Company's jackup rigs increased by 67.5% mainly due to an improvement in the average dayrate earned by those rigs. During the first quarter of 1996, the Company's GOM jackup rigs realized a $7,495 increase in average dayrate when compared to the first three months of 1995. The Company's GOM jackup rigs also realized higher utilization when compared to first quarter 1995. During the first quarter of 1996, the Company's GOM jackup rigs operated a total of 269 days or 99% utilization compared to 229 days or 51% utilization during the same quarter in 1995. In the second quarter of 1995, the Company sold DUAL RIG 97 and relocated DUAL RIG 91 to Mexico. Due to these events, there were 273 available GOM jackup rig days during the first quarter of 1996 compared to 450 available days during the first quarter of 1995.

In international markets, revenue generated by the Company's jackup rigs increased 117% during the first quarter of 1996 compared to the first quarter of 1995, primarily as a result of increased operating days. In the first quarter, the international jackup fleet operated a total of 637 days in 1996, up from 360 days in 1995. The improvement was attributable to new drilling contracts for DUAL RIG 96 in Qatar and SIME DUAL RIG 7 in Indonesia, as well as the relocation of DUAL RIG 91 from the Gulf of Mexico to Mexico. More favorable industry conditions and the new contracts entered into by the Company in Qatar and Indonesia contributed to a $4,450 increase in the average dayrate earned by the Company's international jackup fleet during the first quarter of 1996 compared to the first quarter of 1995.

During the first quarter of 1996, the Company's seven GOM platform rigs operated a total of 505 days compared to 309 days during the same 1995 quarter. The improvement was primarily due to the increased GOM drilling activity which led to more platform rig contract opportunities. During late 1995 and the beginning of the first quarter of 1996, the Company secured drilling contracts for four of its platform rigs that had been idle for most of 1995. These contracts contributed to a $2.4 million increase in GOM platform rig revenue during the first quarter of 1996 compared to the first quarter of 1995.

In the first quarter of 1996, the additional revenue realized from the GOM platform rigs was offset by a $2.7 million reduction in platform rig revenue earned in other markets. This reduction was mainly due to a reduced drilling program for DUAL RIG 8 located in the South China Sea. In August 1995, the Company sold the rig under a purchase option that had been granted by the Company in 1993. The rig is now operated by the Company under a management contract that provides for a competitive dayrate during periods that the rig is drilling and a reduced dayrate when the rig is not drilling and expenses are reduced. As a result of the customer's planned drilling program, the rig did not drill during the first quarter of 1996 compared to drilling for the entire first quarter of 1995. It is expected that the rig will not drill during the remainder of 1996.


Drilling contract expense of $18.6 million for the first quarter of 1996 represents a $4.0 million or 27% increase over the first quarter of 1995. The increase is mainly attributable to (i) the Company's rig fleet operating for a total of 1,684 days during the first quarter of 1996 compared to 1,168 days during the same period in 1995, (ii) the start-up of platform rig contracts and a resulting $1.8 million increase in platform rig mobilization expense during the first quarter of 1996 compared to the first quarter of 1995, and (iii) increased charter expense associated with the charter of DUAL RIG 86.

Depreciation expense totaled $4.8 million during the first quarter of 1996, a $0.3 million or 7% reduction compared to the first quarter of 1995. The decreased expense is primarily due to (i) the sale of DUAL RIG 97 and the sale of a 51% interest in SIME DUAL RIG 7 partially offset by the purchase of DUAL RIG 88, all during the second quarter of 1995, and (ii) the sale of DUAL RIG 8 during the third quarter of 1995.

In summary, for the first quarter of 1996, the Company reported net income of $1.0 million or $0.06 per share compared to a net loss of $6.0 million or $0.38 per share during the same quarter in 1995. The improved performance during the first quarter of 1996 is primarily the result of increased utilization and higher dayrates for the Company's GOM jackup rig fleet and increased utilization of the Company's jackup rigs in Southeast Asia and the Arabian Gulf.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position improved during the first quarter of 1996 compared to December 31, 1995 mainly due to net income for the quarter.
Cash and cash equivalents totaled $45.2 million at March 31, 1996, a $2.4 million increase over the December 31, 1995 balance. The March 31, 1996 cash and cash equivalents balance includes approximately $28.6 million in proceeds received from the sale of DUAL RIG 97, the sale of a 51% interest in SIME DUAL RIG  7, and the sale of DUAL  RIG 8, all of which  occurred in
1995. Each of the aforementioned rig sales constituted an "Asset Sale" for purposes of the Indenture (the "Indenture") relating to the Company's
Senior Subordinated  Notes (the "Notes").   To the extent that  the Company
does not, within 365 days  after the date of each Asset Sale, apply the Net
Cash Proceeds (as defined in the Indenture) therefrom towards (i) the purchase of assets that replace the assets that were sold or other assets that will be used in the business of the Company and its Restricted Subsidiaries (as defined in the Indenture) ("Replacement Assets"), or (ii)
the permanent repayment of certain specified senior indebtedness, the amount of Net Cash Proceeds not so applied shall constitute "Excess
Proceeds".   Aggregate Excess  Proceeds  from all  such sales  equal to  or exceeding an aggregate amount of $10.0 million must be offered by the Company for the purchase of Notes and any then outstanding indebtedness of
the  Company that  is pari  passu in  right of  payment to  the Notes.   In
addition, the Indenture requires the Company to deliver a written notice to the Note's trustee within 180 days after each such Asset Sale if the Company intends to apply the Net Cash Proceeds of such Asset Sale to Replacement Assets. The Company has delivered such notice in connection with the sale of DUAL RIG 97, the  sale of a 51% interest in SIME DUAL  RIG
7, and the  sale of DUAL  RIG 8.   At this time,  the Company expects  that
substantially all of the Net Cash Proceeds received from the 1995 rig sales
will be applied to the purchase of Replacement Assets.   If the full amount


of net cash proceeds is not applied to the purchase of Replacement Assets, and the amount not so applied equals or exceeds $10.0 million, the Company anticipates that amounts will be applied to the permanent repayment of certain specified senior indebtedness, or the Company will make an offer to purchase (a Net Proceeds Offer, as defined in the Indenture) Notes in accordance with the procedures set forth in the Indenture.

CASH FLOW AND CAPITAL EXPENDITURES

Net cash provided from operations during the first quarter of 1996 compared to the first quarter of 1995, increased by $9.3 million primarily as a result of (i) a $7.0 million improvement in net income between the two quarters, and (ii) cash of $1.6 million generated from changes in balance sheet accounts during the first three months of 1996 compared to cash of $1.6 million consumed by changes in such accounts during the same quarter in 1995. The positive movement in balance sheet accounts during the 1996 quarter is mainly due to the collection of Saudi Aramco contract retention funds totaling $3.9 million, less a $2.0 million increase in accounts receivable and a $1.7 million contribution to the rabbi trust associated with the Company's Supplemental Executive Retirement Plan. Consistent with the terms of the rabbi trust agreement, the funding to the rabbi trust was required as a result of the proposed merger of the Company with ENSCO.

Net cash flow used in investing activities totaled $1.4 million during the first quarter of 1996 compared to $1.9 million for the first quarter of 1995. In both quarters, the cash was used primarily for ongoing rig capital maintenance and upgrades.

Scheduled repayments of bank term loans during the first three months of 1996 compared to the first quarter of 1995 increased by $1.6 million due to semi-annual payments on the Company's credit facility with a bank group led by Citibank N.A. (the "Citibank Facility"). Amortization of the Citibank Facility began in September 1995. Under the terms of the Citibank Facility, semi-annual payments increase to $2.2 million in September 1996 and will total $5.1 million during 1997. The remaining $0.7 million repayment of bank debt during the first quarter of 1996 and the same amount repaid during the first quarter of 1995 is represented by equal quarterly repayments of the Company's term loan with Christiania Bank og Kreditkasse ("CBK").

In total, the Company realized a $2.4 million net increase in cash and cash equivalents during the first quarter of 1996 compared to a $5.8 million net decrease during the same quarter in 1995.


FINANCING AND CAPITAL RESOURCES

The Company's capital structure experienced little change during the first quarter of 1996 compared to December 31, 1995. The repayment of bank debt during the 1996 quarter reduced total bank debt to $42.4 million on March 31, 1996. The remaining $100.0 million in senior debt as of March 31, 1996 was represented by the Notes that mature in 2004.

At March 31, 1996, $25.0 million was available to the Company under the Company's $25.0 million revolving working capital loan included as part of the Citibank Facility. Included in the Citibank Facility is a $15 million guaranty facility (the "Guaranty Facility"). Letters of credit are issued


under the Guaranty Facility for the purpose of providing bid bonds and performance bonds required on drilling contracts on which the Company may bid or be awarded, and for other purposes related to the Company's operations. On April 30, 1996, the Company was contingently liable for approximately $7.9 million related to letters of credit issued under the Guaranty Facility. The Guaranty Facility matures on July 27, 1996 and is renewable subject to the consent of the bank group.

The improved net income results and reductions in bank debt reduced the ratio of (i) total senior debt less cash to (ii) stockholder's equity from 72% at December 31, 1995 to 69% at March 31, 1996. On both of these dates, the Company's working capital was approximately $55.0 million. Cash and cash equivalents plus accounts receivable totaled $66.0 million or 84% of current assets at March 31, 1996 compared to $61.8 million or 80% of current assets at December 31, 1995.

Cash requirements for ongoing capital expenditures and repayment of bank debt are expected to approximate $6.2 million and $4.3 million, respectively, during the remainder of 1996. In addition, the Company anticipates that it will exercise an existing purchase option to acquire DUAL RIG 86 during the second or third quarter of 1996. The purchase price of the rig will be approximately $21.0 million and will be funded with cash proceeds received from the 1995 rig sale transactions and included in the Company's March 31, 1996 cash and cash equivalents balance. Concurrent with the rig purchase, charter expense will be reduced by approximately $2.2 million on an annualized basis thereafter assuming the Company were to exercise options to extend the term of the current DUAL RIG 86 charter agreement.

Based on current energy industry and offshore drilling industry conditions, the Company believes cash flow from operations combined with the Company's working capital and borrowing availability from the existing Citibank Facility should be sufficient to fund ongoing capital expenditures, the purchase of DUAL RIG 86 and scheduled debt service during the next 12 months.


FUTURE OUTLOOK

The Company continues to benefit from improved industry conditions in domestic and international markets. At April 22, 1996, utilization of the Company's jackup rigs stood at 100% and the platform rig fleet was 90% utilized. On that same date, the average dayrate for the Company's jackup rig fleet in all markets, excluding DUAL RIG 91 which is operating under a charter arrangement, increased to $25,695 compared to an average of $25,225 for the first  quarter of 1996  primarily due to  dayrate increases in  the
GOM.   The  Company has  additional contracts  booked for  six of  its nine jackup rigs that should result in further dayrate increases during the second and third quarters of 1996. At April 22, 1996, all but one of the
Company's platform rigs  were under  contract.   Two of  the Company's  GOM
platform  rig contracts provide  for indexed  dayrate increases  during the
second  and third  quarters of 1996.   DUAL  RIG 46  recently completed its
current drilling contract and is being demobilized. The rig is scheduled to begin a new contract in August 1996 at a dayrate approximately $2,750 higher than the dayrate on the recent contract. In addition, DUAL RIG 39, which did not drill during the first quarter of 1996 due to a temporary suspension of the customer's drilling program, is being reactivated for



drilling operations to commence during the second week of May 1996. The dayrate during drilling operations is approximately $12,000 higher than the dayrate earned while the rig was not drilling, although rig operating expenses will also increase during drilling operations.

Based on current industry conditions, the Company expects its financial performance during the remainder of 1996 to be more favorable than the first quarter of 1996. However, the offshore drilling industry is volatile and subject to many factors beyond the Company's control. Therefore, the Company cannot predict how long industry conditions will remain at current levels, or if and when industry conditions may deteriorate. If industry conditions were to become depressed and remain so for a prolonged period of time, the Company's liquidity and its ability to meets its obligations may be negatively impacted. To the extent the Company is not able to satisfy its cash requirements from current liquidity, cash provided from operations, and available borrowings, other sources of liquidity will be considered, but are limited. Some of the Company's assets are unencumbered, although, if the need for additional liquidity arises, there can be no assurance that the Company would be able to access additional debt or equity capital.

In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). The Company adopted SFAS 121, effective January 1, 1996, which did not have an impact on the Company. Consistent with the provisions of SFAS 121, the Company evaluates the realizability of its long-lived assets, including property and equipment and goodwill based on undiscounted cash flows and operating income expected to result from each asset. Also, in 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". SFAS No. 123 encourages the adoption of a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). Entities that continue to apply the provisions of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company currently expects to continue to account for its employee stock options in accordance with the provisions APB No. 25. The Company will adopt SFAS No. 123 during 1996.

If  the  proposed  transaction with  ENSCO  is  completed,  several of  the
Company's   agreements   that   include   change   of   control ,   merger,
consolidation, or  other similar provisions may  impose certain obligations on the Company.  Such agreements include the credit facility agreements for the Citibank Facility and CBK loan and other agreements mainly related to employee benefits such as employment contracts, severance plans, bonus plans, stock options and grants issued under the Company's 1993 Long Term Incentive Plan and executive retirement plans. Under certain conditions, obligations resulting from the various agreements may require the Company to  offer to pre-pay bank debt  and incur significant cash expenses related
to  employee benefit  plans.   In addition,  the proposed  transaction with
ENSCO will constitute a Change of Control, as defined in the Indenture for the Company's Notes, and will require the Company to make an offer to purchase all of the outstanding Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon.



OTHER

Certain statements in this report, including statements of the Company's and Management's expectations, intentions, plans and beliefs, including those contained in or implied by this "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements are forward-looking statements based on current expectations that involve a number of risks and uncertainties, many of which may be outside the Company's control. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include the following: worldwide expenditures for oil and gas drilling, industry conditions and competition, cyclical nature of the industry, operational risks and insurance, international risks, and the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which includes the Company's Annual Report on Form 10-K for the year ended December 31, 1995


                               RIG FLEET DATA

The following table sets forth, as of April 22, 1996, certain information with respect to drilling rigs operated by the Company.

                                                                                                                FIRST
                                             WATER        DRILLING                                              QUARTER
                                YEAR         DEPTH        DEPTH                                                 1996
                                ENTERED      CAPABILITY   CAPABILITY     PRESENT OFFSHORE                       UTILIZATION
 TYPE AND NAME                  SERVICE      (FEET)       (FEET)         LOCATION                 STATUS        <F8>
 --------------------------     -------      ----------   ----------     -----------------        ---------     -----------
 JACKUP RIGS
 Owned Rigs
   DUAL RIG 38 <F6>             1983         300          25,000         India                    Active        100%
   DUAL RIG 41 <F1, F2, F6>     1982         300          25,000         Gulf of Mexico           Active        100%
   DUAL RIG 42 <F1, F3, F6>     1983         300          25,000         Indonesia                Active        100%
   DUAL RIG 87 <F1>             1981         300          25,000         Bay of Campeche          Active        100%
   DUAL RIG 88 <F6>             1982         300          25,000         India                    Active        100%
   DUAL RIG 89 <F1, F2, F6>     1982         300          25,000         Gulf of Mexico           Active         96%
   DUAL RIG 91 <F1, F6>         1981         300          25,000         Bay of Campeche          Active        100%
   DUAL RIG 96 <F1, F6>         1982         250          20,000         Qatar                    Active        100%
   SIME DUAL RIG 7 <F1, F7>     1982         300          25,000         Indonesia                Active        100%

 Chartered Rig Under
   Purchase Option
   DUAL RIG 86 <F1, F2>         1980         250          20,000         Gulf of Mexico           Active        100%

 PLATFORM RIGS
 Owned Rigs
   DUAL RIG 23 <F1>             1980          -            25,000         Gulf of Mexico          Active         100%
   DUAL RIG 24 <F1>             1980          -            25,000         Gulf of Mexico          Active         100%
   DUAL RIG 25 <F1>             1980          -            25,000         Gulf of Mexico          Active         100%
   DUAL RIG 29 <F1>             1981          -            25,000         Gulf of Mexico          Active          55%
   DUAL RIG 39 <F1, F4>         1982          -            25,000         Gulf of Mexico          Active         100%
   DUAL RIG 44 <F5>             1986          -            25,000         California              Active         100%
   DUAL RIG 45 <F5>             1987          -            25,000         California              Active         100%
   DUAL RIG 46 <F1>             1982          -            25,000         Gulf of Mexico          Active         100%
   DUAL RIG 47 <F1>             1982          -            25,000         Gulf of Mexico          Available      Idle

 Rig Operated Under
 Management Contract
   DUAL RIG 8 <F1>              1980          -            25,000         S. China Sea            Active         100%

<F1>   Equipped with a top drive unit.

<F2>   Operated under well-to-well contracts which can be terminated by the customer upon completion of drilling operations on each well.

<F3>   The rig is currently equipped  with legs that limit its  water depth capability to 250 feet.




<F4>   The rig's drilling contract is expected to remain  in effect for the life of the development drilling program for the platform, subject to the periodic modification of terms.

<F5>   Designed for  earthquake active areas.   The rigs  also share a  top
       drive   unit  and,   therefore,  at   present  cannot   be  operated
       simultaneously.

<F6>   Mortgaged under a bank credit facility.

<F7>   Company owns a 49% interest in the rig.

<F8>   1996 rig utilization is based on  the ratio of days during which the rig was under contract and earning revenue to the total days during the period in which the rig was owned, under charter to the Company or under management by the Company.

/TABLE

                                  PART II
                             OTHER INFORMATION




Item 1.   Legal Proceedings:  - None


Item 4.   Submission of Matters To A Vote Of Security Holders:  - None


Item 5.   Other Information:  - None


Item 6.   Exhibits and Reports on Form 8-K:

          On February 6, 1996, the Company filed a report on Form 8-K relating to a Letter of Intent (the "LOI") entered into on January 25, 1996 between the Company and ENSCO International Incorporated ("ENSCO") providing for the merger of the Company with ENSCO.

          The February 6, 1996 Form 8-K filing included:

            -  A copy of the LOI
            -  A  copy  of  the  press  release  dated  January   25,  1996
               announcing the execution of the LOI


          On April 1, 1996, the Company filed a report on Form 8-K relating to an Agreement and Plan of Merger entered into by the Company and ENSCO on March 21, 1996.

          The April 1, 1996 Form 8-K filing included:

            -  A copy of the Agreement and Plan of Merger
            - A copy of the press release dated March 22, 1996 issued in connection with the signing of the Agreement and Plan of Merger.






                                 SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DUAL DRILLING COMPANY
     Date:  May 3, 1996

                                /s/ W. Allen Parks
                              ------------------------------------------
                              W. Allen Parks, Executive Vice-President &
                              Chief Financial Officer
                              (Principal Financial Officer and
                              Authorized Signatory)


                                /s/ Robert F. Chrone
                              ------------------------------------------
                              Robert F. Chrone, Corporate Controller &
                              Company Secretary
                              Principal Accounting Officer)