Form 10-Q
period 1996-06-30
DUAL DRILLING CO /DE/
filed 1996-08-14
CIK 907245

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

                                     OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________



                       Commission File Number 0-22078

           Dual Holding Company (formerly DUAL DRILLING COMPANY)
           (Exact name of registrant as specified in its charter)

                    DELAWARE                         51-0327704
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)


                2700 Fountain Place
           1445 Ross Avenue, Dallas Texas              75202 - 2792
      (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code:  (214) 922-1500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.      YES [ X ]  NO [   ]

There were 1,000 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 12, 1996.


                            DUAL HOLDING COMPANY

                             INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED JUNE 30, 1996

                                                                   PAGE
                                                                  ------
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Balance Sheet
      June 30, 1996 and December 31, 1995                            3

    Consolidated Statement of Operations
      April 1, 1996 - June 12, 1996, June 13, 1996 - June 30,
      1996 and the three months ended June 30, 1995                  4

    Consolidated Statement of Operations
      January 1, 1996 - June 12, 1996, June 13, 1996 - June 30,
      1996 and the six months ended June 30, 1995                    5

    Consolidated Statement of Cash Flows
      January 1, 1996 - June 12, 1996, June 13, 1996 - June 30,
      1996 and the six months ended June 30, 1995                    6

    Notes to Consolidated Financial Statements                     7 - 9

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS         10 - 13

PART II - OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES                                    14

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                  14

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         14

SIGNATURES                                                           16


     Separate financial  statements of  the  subsidiaries of  Dual  Holding
Company (the "Company") that guarantee the Company's Senior Subordinated Notes due 2004 (the "Notes") are not included herein. Such subsidiary guarantors are jointly and severally liable with respect to the Company's obligations pursuant to such Notes, and the aggregate total assets, equity and net income of such subsidiary guarantors are substantially equivalent to the total assets, equity and net income of the Company on a consolidated basis. The total assets, equity and net income of subsidiaries of the Company not guaranteeing the Notes on a combined basis are not significant compared to the respective amounts reported in the Consolidated Financial Statements of the Company and its subsidiaries.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           DUAL HOLDING COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                               (in thousands, except shares)


                                                        SUCCESSOR   |  PREDECESSOR
                                                      ------------  |  ------------
                                                        JUNE 30,    |  DECEMBER 31,
                                                          1996      |      1995
                                                      ------------- |  ------------
                                                       (UNAUDITED)  |
                                                                    |
ASSETS                                                              |
CURRENT ASSETS                                                      |
  Cash and cash equivalents..........................   $ 15,513    |    $ 42,830
  Accounts and notes receivable, net.................     18,825    |      18,993
  Prepaid expenses and other.........................     10,684    |      15,422
        Total current assets.........................     45,022    |      77,245
                                                                    |
PROPERTY AND EQUIPMENT, AT COST......................    279,067    |     282,310
  Less accumulated depreciation......................        932    |      85,881
        Property and equipment, net..................    278,135    |     196,429
                                                                    |
OTHER ASSETS                                                        |
  Goodwill...........................................     90,040    |      25,032
  Other..............................................      4,043    |       5,056
        Total other assets...........................     94,083    |      30,088
                                                        $417,240    |    $303,762
                                                                    |
LIABILITIES AND STOCKHOLDERS' EQUITY                                |
CURRENT LIABILITIES                                                 |
  Accounts payable...................................   $  1,394    |    $  5,069
  Accrued liabilities................................     23,029    |      10,026
  Current maturities of long-term debt...............          -    |       6,538
        Total current liabilities....................     24,423    |      21,633
                                                                    |
LONG-TERM DEBT.......................................    149,973    |     138,163
                                                                    |
DEFERRED INCOME TAXES................................     16,200    |       1,796
                                                                    |
OTHER LIABILITIES....................................      8,032    |       2,024
                                                                    |
STOCKHOLDERS' EQUITY                                                |
  Common stock ($.10 par value, 10,000 shares                       |
    authorized and 1,000 shares issued at June 30,                  |
    1996) ($.01 par value, 50.0 million shares                      |
    authorized and 15.8 million shares issued at                    |
    December 31, 1995)...............................          -    |         158
  Additional paid-in capital.........................    218,431    |     173,793
  Retained earnings (deficit)........................        181    |     (33,386)
  Treasury stock at cost.............................          -    |        (419)
        Total stockholders' equity ..................    218,612    |     140,146
                                                        $417,240    |    $303,762

   The accompanying notes are an integral part of these financial statements.
/TABLE

                           DUAL HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                        (Unaudited)
                           (in thousands, except per share data)


                                           SUCCESSOR |       PREDECESSOR
                                           --------- | -----------------------
                                           JUNE 13,  | APRIL 1,   THREE MONTHS
                                           1996 THRU | 1996 THRU     ENDED
                                           JUNE 30,  | JUNE 12,     JUNE 30,
                                             1996    |   1996         1995
                                           --------- | ---------  ------------
                                                     |
OPERATING REVENUES.......................  $  3,634  | $ 24,081     $ 20,806
                                                     |
                                                     |
OPERATING EXPENSES                                   |
  Operating costs........................     1,534  |   18,757       15,763
  Depreciation and amortization..........     1,032  |    3,955        4,824
  Change in control......................         -  |   22,005            -
  General and administrative.............       168  |    1,717        2,016
                                              2,734  |   46,434       22,603
                                                     |
                                                     |
OPERATING INCOME (LOSS)..................       900  |  (22,353)      (1,797)
                                                     |
                                                     |
OTHER INCOME (EXPENSE)                               |
  Interest income........................        24  |      319          577
  Interest expense.......................      (652) |   (2,850)      (3,711)
  Gain on sale of assets, net............         -  |        -        6,413
  Other, net.............................        (8) |      176          (82)
                                               (636) |   (2,355)       3,197
                                                     |
                                                     |
INCOME (LOSS) FROM CONTINUING OPERATIONS             |
  BEFORE INCOME TAXES....................       264  |  (24,708)       1,400
                                                     |
                                                     |
PROVISION FOR INCOME TAXES...............        83  |      598          423
                                                     |
                                                     |
NET INCOME (LOSS)........................  $    181  | $(25,306)    $    977
                                                     |
                                                     |
EARNINGS (LOSS) PER SHARE................  $ 181.00  | $  (1.59)    $    .06
                                                     |
                                                     |
WEIGHTED AVERAGE SHARES OUTSTANDING......         1  |   15,866       15,765


   The accompanying notes are an integral part of these financial statements.
/TABLE

                           DUAL HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                        (Unaudited)
                           (in thousands, except per share data)


                                             SUCCESSOR |       PREDECESSOR
                                             --------- | ----------------------
                                             JUNE 13,  | JANUARY 1,  SIX MONTHS
                                             1996 THRU |  1996 THRU    ENDED
                                             JUNE 30,  |  JUNE 12,    JUNE 30,
                                               1996    |    1996        1995
                                             --------- | ----------  ----------
                                                       |
OPERATING REVENUES.......................    $  3,634  |  $ 53,542    $ 39,664
                                                       |
OPERATING EXPENSES                                     |
  Operating costs........................       1,534  |    37,346      30,368
  Depreciation and amortization..........       1,032  |     8,768       9,982
  Change in control......................           -  |    22,005           -
  General and administrative.............         168  |     3,757       3,930
                                                2,734  |    71,876      44,280
                                                       |
OPERATING INCOME (LOSS)..................         900  |   (18,334)     (4,616)
                                                       |
OTHER INCOME (EXPENSE)                                 |
  Interest income........................          24  |       846       1,079
  Interest expense.......................        (652) |    (6,484)     (7,329)
  Gain on sale of assets, net............           -  |         -       6,434
  Other, net.............................          (8) |       268        (135)
                                                 (636) |    (5,370)         49
                                                       |
                                                       |
INCOME (LOSS) FROM CONTINUING OPERATIONS               |
  BEFORE INCOME TAXES....................         264  |   (23,704)     (4,567)
                                                       |
PROVISION FOR INCOME TAXES...............          83  |       628         479
                                                       |
NET INCOME (LOSS)........................    $    181  |  $(24,332)   $ (5,046)
                                                       |
EARNINGS (LOSS) PER SHARE................    $ 181.00  |  $  (1.54)   $   (.32)
                                                       |
WEIGHTED AVERAGE SHARES OUTSTANDING......           1  |    15,810      15,765


   The accompanying notes are an integral part of these financial statements.
/TABLE

                           DUAL HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Unaudited)
                                      (in thousands)


                                            SUCCESSOR |       PREDECESSOR
                                            --------- | -----------------------
                                            JUNE 13,  | JANUARY 1,   SIX MONTHS
                                            1996 THRU |  1996 THRU     ENDED
                                            JUNE 30,  |  JUNE 12,     JUNE 30,
                                              1996    |    1996         1995
                                            --------- | ----------   ----------
                                                      |

OPERATING ACTIVITIES                                  |
  Net income (loss).......................  $    181  |  $(24,332)    $ (5,046)
  Adjustments to reconcile net income                 |
    (loss) to net cash provided (used) by             |
    operating activities:                             |
      Depreciation and amortization.......     1,032  |     8,768        9,982
      Deferred income tax benefit.........         -  |      (426)        (336)
      Gain on disposition of assets.......         -  |         -       (6,434)
      Provision for cashless exercise                 |
        of stock options..................         -  |     9,667            -
      Other...............................       (13) |    (1,912)      (1,256)
      Changes in operating assets and                 |
        liabilities:                                  |
        (Increase) decrease in accounts               |
           receivable.....................     3,351  |    (3,985)       1,983
        (Increase) decrease in prepaid                |
          expenses and other..............       216  |     5,584       (2,506)
        Increase (decrease) in accounts               |
          payable.........................        52  |    (4,777)        (485)
        Increase (decrease) in accrued                |
          liabilities.....................    (1,074) |    11,770         (688)
            Net cash provided (used) by               |
              operating activities........     3,745  |       357       (4,786)
                                                      |
INVESTING ACTIVITIES                                  |
  Additions to property and equipment.....        (7) |   (23,149)     (25,184)
  Cash restricted for rig purchases.......         -  |         -       22,000
  Proceeds from sale of assets............         -  |       208       32,664
  Other...................................         -  |    (1,688)        (397)
    Net cash provided (used) by                       |
      investing activities................        (7) |   (24,629)      29,083
                                                      |
FINANCING ACTIVITIES                                  |
  Proceeds from long-term borrowings......    45,000  |         -            -
  Reduction of long-term borrowings.......   (41,754) |    (2,586)      (1,350)
  Other...................................         -  |    (7,443)         (43)
    Net cash provided (used) by                       |
      financing activities................     3,246  |   (10,029)      (1,393)
                                                      |
INCREASE (DECREASE) IN CASH AND                       |


  CASH EQUIVALENTS........................     6,984  |   (34,301)      22,904
                                                      |
CASH AND CASH EQUIVALENTS, BEGINNING OF               |
  PERIOD..................................     8,529  |    42,830       19,925
                                                      |
CASH AND CASH EQUIVALENTS, END OF PERIOD..  $ 15,513  |  $  8,529     $ 42,829


   The accompanying notes are an integral part of these financial statements.
/TABLE

                    DUAL HOLDING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Dual Holding Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (which consist of normal recurring adjustments) which are necessary for a fair statement of the results of operations for the interim periods presented.

In addition, the consolidated financial statements included herein present the results of the Company during the period prior to its acquisition ("Predecessor" entity) by ENSCO International Incorporated ("ENSCO") as well as the period subsequent to its acquisition ("Successor" entity). See "Note 2 - Merger" below. The financial statements of the Predecessor and Successor are not comparative in certain respects because of differences between the cost basis of the assets held by the Predecessor compared to that of the Successor as well as the effect on the Successor's operations for adjustments to depreciation, amortization, interest income, interest expense and income taxes.

It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

NOTE 2 - MERGER

On June 12, 1996, a special meeting of the stockholders of the Company was held to approve the Agreement and Plan of Merger among ENSCO, DDC Acquisition Company (a wholly-owned subsidiary of ENSCO) and the Company (the "Merger Agreement") dated March 21, 1996, as amended. The holders of the Company's common stock approved the Merger Agreement and the Company was merged into ENSCO on June 12, 1996 (the "Merger"). Under the terms of the Merger Agreement, each share of the Company's common stock was converted into the right to receive 0.625 shares of ENSCO common stock. The Company's stockholders of record as of June 12, 1996 received, in the aggregate, approximately 10.1 million shares of ENSCO common stock in connection with the Merger.

Prior to the Merger, the Company expensed $22.0 million for certain items directly related to the merger process. The primary items composing the $22.0 million expensed were as follows (in thousands):

          Cashless exercise of stock options      $ 9,667
          Severance and related payments
            to employees                            8,773
          Fee paid to investment advisor            3,000
          Other                                       565
                                                  -------
               Total                              $22,005
                                                  =======



In conjunction with the Merger, the Company used the purchase method to record the acquisition of the Company by ENSCO. In a purchase method combination, the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. As a result, the assets and liabilities of the Company were revalued to their fair market values to reflect the $218.4 million purchase price paid by ENSCO to acquire the Company. Goodwill arising from the Merger is amortized on the straight-line basis over 40 years. The purchase price allocation has been based on preliminary estimates of fair value and is subject to adjustment as additional information becomes available and is evaluated. The primary areas subject to further purchase price adjustment are reserves associated with insurance related matters and taxes.

The following unaudited pro forma information shows the consolidated results of operations for the six months ended June 30, 1996 and 1995 based upon adjustments to the historical financial statements of the Company to give effect to the Merger as if such Merger had occurred on January 1, 1995 (in thousands, except per share data):

                                          1996      1995
                                        --------  --------
          Operating revenues            $57,176   $46,098
          Operating income (loss)         3,975    (1,416)
          Net loss                       (1,317)   (6,857)
          Loss per share                 (1,317)   (6,857)

The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition occurred on January 1, 1995, or of results that may occur in the future.

In connection with the Merger, the name of the Company was changed from DUAL DRILLING COMPANY to Dual Holding Company and the capital structure of the Company was changed. Prior to the Merger, the Company was authorized to issue 50.0 million shares of its $.01 par value common stock, of which
16.1 million shares were outstanding as of June 12, 1996, and 10.0 million shares of its preferred stock, of which none were outstanding as of June 12, 1996. Under the terms of the Company's restated certificate of incorporation filed June 12, 1996, the Company is only authorized to issue 10,000 shares of its $.10 par value common stock. As of June 30, 1996, the Company had issued 1,000 shares of its $.10 par value common stock, all of which were held by ENSCO.

NOTE 3 - RIG ACQUISITION

In May 1996 the Company purchased a jackup rig located in the Gulf of Mexico, which the Company previously operated under a charter agreement, for $21.3 million by exercising its purchase option under the charter agreement. Proceeds from certain assets sales in 1995 that were previously disclosed as restricted for purchase of replacement assets or repurchase of indebtedness were used to purchase the rig.

NOTE 4 - DEBT

The Company's bank debt outstanding prior to the Merger was refinanced on June 13, 1996. The Company borrowed $45.0 million in accordance with the


terms of a sub-facility established under the terms of ENSCO's amended and restated $150.0 million revolving credit facility with a group of international banks (the "facility"). Substantially all of the proceeds from the $45.0 million of borrowings were used to refinance $28.8 million of borrowings under the Company's credit facility with a group of banks led by Citibank, N.A. and to refinance $13.0 million of borrowings under the Company's term loan with Christiania Bank of Kreditkasse. The Company had $5.0 million undrawn under the facility at June 30, 1996 and could increase the undrawn portion of the facility by an additional $15.0 million subject to certain conditions. Certain of the Company's jackup rigs are collateralized under the facility. As of June 30, 1996, the interest rate on the $45.0 million of borrowings under the facility was 6.9%.

As of June 30, 1996, ENSCO had purchased $17.3 million (face amount) of the Company's $100.0 million (face amount) 9-7/8% senior subordinated notes ("9 7/8% Notes"). The full $100.0 million (face amount) of the Company's 9-7/8% Notes is shown as outstanding in the Company's consolidated balance sheet as of June 30, 1996. In July and August 1996, ENSCO purchased an additional $5.9 million (face amount) of the 9 7/8% Notes on the open market. Additionally, in July 1996, $5.0 million (face amount) of the 9 7/8% Notes were redeemed pursuant to an offer made by the Company to purchase the 9 7/8% Notes following the Merger.

NOTE 5 - AFFILIATE AGREEMENTS

Effective June 13, 1996, each of the Company's domestic rigs, consisting of three jackup rigs and nine platform rigs, were bareboat chartered to ENSCO Offshore Company ("ENSCO Offshore"), a wholly owned subsidiary of ENSCO to achieve certain operating efficiencies. The terms of the bareboat charter agreements with ENSCO Offshore provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. The fixed daily rate would be reduced to 50% of the normal rate if the rig were idle for more than 30 consecutive days. The initial term of the bareboat charter agreements is one year, with automatic one year extensions, unless either party gives at least one month's prior notice of termination.

On June 13, 1996, the Company entered into a Master Services Agreement with ENSCO. Under the terms of the Master Services Agreement, ENSCO will provide certain shorebase and corporate support services for the Company's domestic and foreign operations. The Company will pay ENSCO a monthly fee for these services under the Master Services Agreement, which the Company believes is reasonable for the services provided.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Dual Holding Company (the "Company") contracts its offshore drilling equipment for use in the Gulf of Mexico and Asia. Industry activity levels for offshore drilling rigs have increased in the first half of 1996 over the already improved levels prevalent in the second half of 1995. The increased activity levels in 1996 have resulted in demand sufficient to absorb almost all of the rigs that are in working condition and being actively marketed in the major offshore oil and gas markets throughout the world.

On June 12, 1996, the Company was acquired by ENSCO International Incorporated ("ENSCO") in a purchase acquisition. The following comparisons to the prior year periods present the results of the Company during the period prior to its acquisition by ENSCO ("Predecessor" entity) as well as the period subsequent to its acquisition ("Successor" entity). The financial statements of the Predecessor and Successor are not comparable in certain respects because of differences between the cost basis of the assets held by the Predecessor compared to that of the
Successor as well as the effect on the Successor's operations for adjustments to depreciation, amortization, interest income, interest expense and income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures
- ----------------------------------

The  Company's  cash   provided  by  (used   in)  operations  and   capital
expenditures for the six months ended June 30, 1996 and 1995 were as follows (in thousands):

                                              1996           1995
                                            --------       --------
     Cash provided by (used in) operations  $  4,102       $ (4,786)
     Capital expenditures                   $ 23,156       $ 25,184

Cash flow from operations increased by $8.9 million for the six months ended June 30, 1996 as compared to the prior year period. The increase in cash flow from operations is primarily a result of increased operating margins in the first six months of 1996 as compared to the prior year period and an increase in cash flow from the net change in various working capital accounts offset, partially, by change of control expenses. See "Note 2 - Merger" to the Company's Consolidated Financial Statements.

The capital expenditures through June 30, 1996 primarily relate to $21.3 million for the purchase of a jackup rig located in the Gulf of Mexico. Management anticipates that capital expenditures in 1996 will be approximately $35.0 million, including approximately $8.7 million for existing operations, approximately $5.0 million for modifications and enhancements of rigs and $21.3 million related to the purchase of a jackup rig in the Gulf of Mexico in May 1996.


Financing and Capital Resources
- -------------------------------

The Company's long-term debt, total capital and debt to capital ratios at June 30, 1996 and December 31, 1995 are summarized below (in thousands, except percentages):

                                            JUNE 30,     DECEMBER 31,
                                              1996           1995
                                           ----------    ------------

        Long-term debt                      $149,973       $138,163
        Total capital                        368,585        278,309
        Long-term debt to total capital          41%            50%

Long-term  debt  increased due  primarily to  a  $9.7 million  net increase associated with $45.0 million of additional borrowings, substantially all of which was used to retire existing indebtedness, and also due to a $5.0 million premium assigned to the Company's 9 7/8% senior subordinated notes ("9 7/8% Notes") in connection with the acquisition of the Company by ENSCO and the application of purchase accounting. See "Note 2 - Merger" to the Company's Consolidated Financial Statements. The above increases in long-term debt were offset by scheduled principal reductions. Total capital increased due primarily to the recapitali-zation of the Company in connection with the acquisition of the Company by ENSCO in which the $218.4 million purchase price was attributed to the net stockholder's equity of the Company. See "Note 2 - Merger" to the Company's Consolidated Financial Statements. The total capital of the Company also increased due to the net increase in long-term debt as discussed above.

The Company had $5.0 million undrawn under a revolving line of credit at June 30, 1996 and could increase the undrawn portion of the facility by an additional $15.0 million subject to certain conditions. Availability under the revolving line of credit is reduced semi-annually commencing in October 1996, with the remaining line expiring in October 2001. See "Note 4 - Debt" to the Company's Consolidated Financial Statements.

The Company's liquidity position at June 30, 1996 and December 31, 1995 is summarized in the table below (in thousands, except ratios):

                                            JUNE 30,     DECEMBER 31,
                                              1996           1995
                                           ----------    ------------
        Cash                                $15,513        $42,830
        Working capital                      20,599         55,612
        Current ratio                           1.8            3.6

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.


RESULTS OF OPERATIONS

Revenues and Operating Margins
- ------------------------------

The Company's revenues and operating margins (defined as revenues less operating expenses, exclusive of depreciation, change of control and general and administrative expenses) for the three months ended June 30, 1996 were up 33% and 47%, respectively, and for the six months ended June 30, 1996 were up 44% and 97%, respectively, compared to the prior year periods. The significantly improved 1996 results were primarily due to a tightening between supply and demand for rigs in the Gulf of Mexico and Asia, with resulting increases in utilization and average day rates for the Company's rigs. Additionally, the 1996 results were also favorably impacted by the purchase of a Gulf of Mexico jackup rig in May 1996 which the Company previously operated under a charter agreement.

Revenues and operating margins of the Company in 1996 were negatively affected by the sale, in August 1995, of a platform rig off the coast of China that operated the entire first half of 1995. The rig, which has not operated in 1996, is now operated by the Company under a management contract that provides for a competitive day rate during periods that the rig is operating and a reduced day rate when the rig is idle.

Effective June 13, 1996, each of the Company's domestic rigs, consisting of three jackup rigs and nine platform rigs, were bareboat chartered to ENSCO Offshore Company ("ENSCO Offshore"), a wholly owned subsidiary of ENSCO to achieve certain operating efficiencies. The terms of the bareboat charter agreements with ENSCO Offshore provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. The fixed daily rate would be reduced to 50% of the normal rate if the rig were idle for more than 30 consecutive days. The initial term of the bareboat charter agreements is one year, with automatic one year extensions, unless either party gives at least one month's prior notice of termination.

Change in Control Expenses
- --------------------------

The change in control expenses of $22.0 million recorded in the Predecessor entity's Consolidated Statements of Operations relate to non-recurring charges incurred by the Company directly related to the acquisition of the Company by ENSCO. See "Note 2 - Merger" to the Company's Consolidated Financial Statements.

Other Income (Expense)
- ----------------------

The change in the caption "Other income (expense)" in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995 as compared to the prior year periods is due primarily to the second quarter of 1995 including gains of $6.4 million related to the sale of assets. In the second quarter of 1995 the Company sold a jackup rig located in the Gulf of Mexico and also sold a 51% interest in a jackup rig located is Asia.


OTHER MATTERS

In July and August 1996, ENSCO purchased an additional $5.9 million (face amount) of the Company's 9 7/8% Notes on the open market. Additionally, in July 1996 $5.0 million (face amount) of the 9 7/8% Notes were redeemed pursuant to an offer made by the Company to purchase the 9 7/8% Notes following a change in control.


PRIVATE LITIGATION SECURITIES REFORM ACT OF 1995

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include the following: industry conditions and competition, cyclical nature of the industry, worldwide expenditures for oil and gas drilling, operational risks and insurance, risks associated with operating in foreign jurisdictions, and the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


                        PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

At the time of the merger of the Company into ENSCO International Incorporated ("ENSCO"), the Company was authorized to issue 50.0 million shares of its $.01 par value common stock, of which 16.1 million shares were outstanding as of June 12, 1996, and 10.0 million shares of its preferred stock, of which none were outstanding as of June 12, 1996. Based upon the terms of the Agreement and Plan of Merger among ENSCO, DDC Acquisition Company and the Company, each share of the Company's common stock outstanding as of June 12, 1996 was converted into the right to receive 0.625 shares of ENSCO's common stock and the Company became a wholly-owned subsidiary of ENSCO. In connection with the merger of the Company into ENSCO, the name of the Company was changed from DUAL DRILLING COMPANY to Dual Holding Company and the capital structure of the Company was changed. Under the terms of the Company's restated certificate of incorporation filed June 12, 1996, the Company is only authorized to issue 10,000 shares of its $.10 par value common stock. As of June 30, 1996, the Company had issued 1,000 shares of its $.10 par value common stock, all of which were held by ENSCO.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 1996, the Company held a special meeting of stockholders to consider the following proposals: "Proposal 1" - To approve and adopt an Agreement and Plan of Merger dated as of March 21, 1996 among ENSCO International Incorporated ("ENSCO"), DDC Acquisition Company and the Company pursuant to which the Company would become a wholly-owned subsidiary of ENSCO; and "Proposal 2" - To approve the Dual Special Performance Unit Plan. A description of the foregoing matters is contained in the Company's proxy statement, dated May 14, 1996, related to the 1996 special meeting of stockholders.

There were 15,765,713 shares of the Company's common stock entitled to vote at the special meeting based on the May 1, 1996 record date. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934.

With respect to Proposals 1 and 2 listed above, the voting was as follows:

                          VOTES FOR    VOTES AGAINST   ABSTENTIONS
                         -----------   -------------   -----------
        Proposal 1       12,706,367          800          7,300
        Proposal 2       12,711,342        4,675          3,600

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits and Exhibit Index

            EXHIBIT NO.
            -----------

                3 Certificate of Merger of DDC Acquisition Company merging into DUAL DRILLING COMPANY


                3.1 Certificate of Incorporation of DDC Acquisition Company, as amended

                10 Amendment No. 1 dated as of June 13, 1996 to the Amended and Restated Credit Facility Agreement dated as of September 27, 1995 by and among ENSCO Offshore Company and ENSCO Offshore U.K. Limited, as borrowers, and Christiana Bank OG Kreditkasse, New York Branch, and den Norske Bank AS, New York Branch, as the Banks (incorporated by reference to exhibit No. 10.25 to the ENSCO International Incorporated (File No. 1-8097) Form 10-Q for the quarterly period ended June 30, 1996)

                10.1 First Preferred Fleet Mortgage dated June 13, 1996 by ENSCO Offshore Company II and Bankers Trust
                        Company, as trustee for the benefit of Christiana Bank OG Kreditkasse, New York Branch, and den Norske Bank AS, New York Branch (incorporated by reference to exhibit No. 10.27 to the ENSCO International Incorporated (File No. 1-8097) Form 10-Q for the quarterly period ended June 30, 1996)

                10.2 Form of Standard Bareboat Charter between ENSCO Offshore Company and the Company

                10.3 Form of Standard Platform Charter between ENSCO Offshore Company and the Company

                10.4    Master    Services    Agreement    between    ENSCO
                        International Incorporated and the Company

                27      Financial Data Schedule

        (b) Reports on Form 8-K

            The Company filed a Current Report on Form 8-K dated June 12, 1996, with respect to the merger of the Company into DDC Acquisition Company, a wholly-owned subsidiary of ENSCO International Incorporated ("ENSCO") pursuant to an Agreement and Plan of Merger between the Company, DDC Acquisition Company and ENSCO, as amended.



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      Dual Holding Company (formerly
                                      DUAL DRILLING COMPANY)

Date:   August 12, 1996               /s/  C. Christopher Gaut
      -------------------             ------------------------------
                                      C. Christopher Gaut
                                      President


                                      /s/  H. E. Malone
                                      ------------------------------
                                      H. E. Malone
                                      Secretary and Chief Accounting
                                      Officer