Form 10-Q
period 1996-09-30
DUAL DRILLING CO /DE/
filed 1996-11-13
CIK 907245

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                               ------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

There were 1,000 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 11, 1996.



                            DUAL HOLDING COMPANY

                             INDEX TO FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                                   PAGE
                                                                  ------
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Balance Sheet
      September 30, 1996 and December 31, 1995                       3

    Consolidated Statement of Operations
      Three months ended September 30, 1996 and 1995                 4

    Consolidated Statement of Operations
      January 1, 1996 to June 12, 1996, June 13, 1996 to
      September 30, 1996 and the nine months ended
      September 30, 1995                                             5

    Consolidated Statement of Cash Flows
      January 1, 1996 to June 12, 1996, June 13, 1996 to
      September 30, 1996 and the nine months ended
      September 30, 1995                                             6

    Notes to Consolidated Financial Statements                     7 - 9

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS         10 - 13

PART II - OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         14

SIGNATURES                                                           15


     Separate financial  statements of  the  subsidiaries of  Dual  Holding
Company (the "Company") that guarantee the Company's Senior Subordinated Notes due 2004 (the "Notes") are not included herein. Such subsidiary guarantors are jointly and severally liable with respect to the Company's obligations pursuant to such Notes, and the aggregate total assets, equity and net income (loss) of such subsidiary guarantors are substantially equivalent to the total assets, equity and net income (loss) of the Company on a consolidated basis. The total assets, equity and net income (loss) of subsidiaries of the Company not guaranteeing the Notes on a combined basis are not significant compared to the respective amounts reported in the Consolidated Financial Statements of the Company and its subsidiaries.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                           DUAL HOLDING COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                               (In thousands, except shares)


                                                       SUCCESSOR    |  PREDECESSOR
                                                      ------------- |  ------------
                                                      SEPTEMBER 30, |  DECEMBER 31,
                                                          1996      |      1995
                                                      ------------- |  ------------
                                                       (UNAUDITED)  |
                                                                    |
ASSETS                                                              |
------                                                              |
CURRENT ASSETS                                                      |
  Cash and cash equivalents..........................   $ 22,121    |    $ 42,830
  Accounts and notes receivable, net.................     11,439    |      18,993
  Prepaid expenses and other.........................      5,532    |      15,422
        Total current assets.........................     39,092    |      77,245
                                                                    |
PROPERTY AND EQUIPMENT, AT COST......................    280,243    |     282,310
  Less accumulated depreciation......................      6,453    |      85,881
        Property and equipment, net..................    273,790    |     196,429
                                                                    |
OTHER ASSETS                                                        |
  Goodwill...........................................     89,341    |      25,032
  Other..............................................      2,505    |       5,056
        Total other assets...........................     91,846    |      30,088
                                                        $404,728    |    $303,762
                                                                    |
LIABILITIES AND STOCKHOLDERS' EQUITY                                |
------------------------------------                                |
CURRENT LIABILITIES                                                 |
  Accounts payable...................................   $  4,218    |    $  5,069
  Accrued liabilities................................     16,580    |      10,026
  Current maturities of long-term debt...............          -    |       6,538
        Total current liabilities....................     20,798    |      21,633
                                                                    |
LONG-TERM DEBT.......................................    144,543    |     138,163
                                                                    |
DEFERRED INCOME TAXES................................     16,200    |       1,796
                                                                    |
OTHER LIABILITIES....................................      3,532    |       2,024
                                                                    |
STOCKHOLDERS' EQUITY                                                |
  Common stock ($.10 par value, 10,000 shares                       |
    authorized and 1,000 shares issued at September                 |
    30, 1996) ($.01 par value, 50.0 million shares                  |
    authorized and 15.8 million shares issued at                    |




    December 31, 1995)...............................          -    |         158
  Additional paid-in capital.........................    218,431    |     173,793
  Retained earnings (deficit)........................      1,224    |     (33,386)
  Treasury stock at cost.............................          -    |        (419)
        Total stockholders' equity ..................    219,655    |     140,146
                                                        $404,728    |    $303,762


     The accompanying notes are an integral part of these financial statements.

                           DUAL HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                        (Unaudited)
                           (In thousands, except per share data)


                                                 SUCCESSOR    |   PREDECESSOR
                                               -------------  |  -------------
                                                THREE MONTHS  |  THREE MONTHS
                                                   ENDED      |      ENDED
                                               SEPTEMBER 30,  |  SEPTEMBER 30,
                                                   1996       |      1995
                                               -------------  |  -------------
                                                              |
                                                              |
OPERATING REVENUES............................  $  20,623     |    $ 21,764
                                                              |
                                                              |
OPERATING EXPENSES                                            |
  Operating costs.............................      8,373     |      14,593
  Depreciation and amortization...............      6,164     |       4,921
  General and administrative..................      1,272     |       2,100
                                                   15,809     |      21,614
                                                              |
                                                              |
OPERATING INCOME..............................      4,814     |         150
                                                              |
                                                              |
OTHER INCOME (EXPENSE)                                        |
  Interest income.............................        223     |         355
  Interest expense............................     (3,177)    |      (3,733)
  Loss on sale of assets, net.................          -     |      (1,152)
  Other, net..................................         (9)    |         (33)
                                                   (2,963)    |      (4,563)
                                                              |
                                                              |
INCOME (LOSS) BEFORE INCOME TAXES.............      1,851     |      (4,413)
                                                              |
                                                              |
PROVISION FOR INCOME TAXES....................        808     |         419
                                                              |
                                                              |
NET INCOME (LOSS).............................  $   1,043     |    $ (4,832)
                                                              |
                                                              |
EARNINGS (LOSS) PER SHARE.....................  $1,043.00     |    $   (.31)
                                                              |
                                                              |
WEIGHTED AVERAGE SHARES OUTSTANDING...........          1     |      15,765


    The accompanying notes are an integral part of these financial statements.

                           DUAL HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                        (Unaudited)
                           (In thousands, except per share data)


                                           SUCCESSOR   |PREDECESSOR   PREDECESSOR
                                          ------------ |-----------  -------------
                                            JUNE 13,   | JANUARY 1,   NINE MONTHS
                                            1996 TO    |  1996 TO        ENDED
                                          SEPTEMBER 30,|  JUNE 12,   SEPTEMBER 30,
                                              1996     |    1996         1995
                                          -------------|-----------  -------------
                                                       |
OPERATING REVENUES.......................   $  24,257  |  $ 53,542     $ 61,428
                                                       |
                                                       |
OPERATING EXPENSES                                     |
  Operating costs........................       9,907  |    37,346       44,960
  Depreciation and amortization..........       7,196  |     8,768       14,904
  Change in control......................           -  |    22,005            -
  General and administrative.............       1,440  |     3,757        6,030
                                               18,543  |    71,876       65,894
                                                       |
                                                       |
OPERATING INCOME (LOSS)..................       5,714  |   (18,334)      (4,466)
                                                       |
                                                       |
OTHER INCOME (EXPENSE)                                 |
  Interest income........................         247  |       846        1,434
  Interest expense.......................      (3,829) |    (6,484)     (11,062)
  Gain on sale of assets, net............           -  |         -        5,282
  Other, net.............................         (17) |       268         (168)
                                               (3,599) |    (5,370)      (4,514)
                                                       |
                                                       |
INCOME (LOSS) BEFORE INCOME TAXES........       2,115  |   (23,704)      (8,980)
                                                       |
                                                       |
PROVISION FOR INCOME TAXES...............         891  |       628          898
                                                       |
                                                       |
NET INCOME (LOSS)........................   $   1,224  |  $(24,332)    $ (9,878)
                                                       |
                                                       |
EARNINGS (LOSS) PER SHARE................   $1,224.00  |  $  (1.54)    $   (.63)
                                                       |
                                                       |
WEIGHTED AVERAGE SHARES OUTSTANDING......           1  |    15,810       15,765


    The accompanying notes are an integral part of these financial statements.

                           DUAL HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Unaudited)
                                      (In thousands)


                                           SUCCESSOR  | PREDECESSOR  PREDECESSOR
                                         ------------ | -----------  ------------
                                            JUNE 13,  |  JANUARY 1,  NINE MONTHS
                                            1996 TO   |   1996 TO       ENDED
                                         SEPTEMBER 30,|   JUNE 12,   SEPTEMBER 30,
                                              1996    |     1996         1995
                                         ------------ | -----------  ------------
                                                      |
OPERATING ACTIVITIES                                  |
  Net income (loss)......................   $  1,224  |  $(24,332)    $ (9,878)
  Adjustments to reconcile net income                 |
    (loss) to net cash provided (used) by             |
    operating activities:                             |
      Depreciation and amortization......      7,196  |     8,768       14,904
      Deferred income tax benefit........          -  |      (426)        (361)
      Gain on disposition of assets......          -  |         -       (5,282)
      Provision for cashless exercise                 |
        of stock options.................          -  |     9,667            -
      Other..............................       (175) |    (1,912)      (2,999)
      Changes in operating assets and                 |
        liabilities:                                  |
        (Increase) decrease in accounts               |
           receivable....................     10,734  |    (3,985)       1,453
        (Increase) decrease in prepaid                |
          expenses and other.............       (956) |     5,584        1,523
        Increase (decrease) in accounts               |
          payable........................      2,860  |    (4,777)        (278)
        Increase (decrease) in accrued                |
          liabilities....................    (10,661) |    11,770       (2,559)
            Net cash provided (used) by               |
              operating activities.......     10,222  |       357       (3,477)
                                                      |
INVESTING ACTIVITIES                                  |
  Additions to property and equipment....     (2,888) |   (23,149)     (27,674)
  Cash restricted for rig purchases......          -  |         -       22,000
  Proceeds from sale of assets...........      3,403  |       208       38,741
  Other..................................        769  |    (1,688)        (288)
    Net cash provided (used) by                       |
      investing activities...............      1,284  |   (24,629)      32,779
                                                      |
FINANCING ACTIVITIES                                  |
  Proceeds from long-term borrowings.....     45,000  |         -            -
  Reduction of long-term borrowings......    (47,094) |    (2,586)      (3,624)
  Other..................................      4,180  |    (7,443)        (189)
    Net cash provided (used) by                       |
      financing activities...............      2,086  |   (10,029)      (3,813)
                                                      |


INCREASE (DECREASE) IN CASH AND                       |
  CASH EQUIVALENTS.......................     13,592  |   (34,301)      25,489
                                                      |
CASH AND CASH EQUIVALENTS, BEGINNING OF               |
  PERIOD.................................      8,529  |    42,830       19,925
                                                      |
CASH AND CASH EQUIVALENTS, END OF PERIOD.   $ 22,121  |  $  8,529     $ 45,414


     The accompanying notes are an integral part of these financial statements.

                   DUAL HOLDING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Dual Holding Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (which consist of normal recurring adjustments) which are necessary for a fair statement of the financial position and results of operations for the interim periods presented.

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

It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

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

Prior to the Merger, the Company charged $22.0 million against operating results for certain items. These items included compensation paid in the ordinary course of business as well as other costs directly related to the merger process. The primary items composing the $22.0 million of operating charges were as follows (in thousands):

          Cashless exercise of stock options      $ 9,667
          Compensation and severance payments
            to employees                            8,773
          Fee paid to investment advisor            3,000
          Other                                       565
                                                  -------
               Total                              $22,005
                                                  =======

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

The following unaudited pro forma information shows the consolidated results of operations for the nine months ended September 30, 1996 and 1995 based upon adjustments to the historical financial statements of the Company to give effect to the Merger as if such Merger had occurred on January 1, 1995 (in thousands, except per share data):

                                          1996      1995
                                        --------  --------
          Operating revenues            $77,799   $ 66,710
          Operating income (loss)         7,388     (4,163)
          Net loss                       (1,674)   (12,702)
          Loss per share                 (1,674)   (12,702)

The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition occurred on January 1, 1995, or of results that may occur in the future.

In connection with the Merger, the name of the Company was changed from DUAL DRILLING COMPANY to Dual Holding Company and the capital structure of the Company was changed. Prior to the Merger, the Company was authorized to issue 50.0 million shares of its $.01 par value common stock, of which
16.1 million shares were outstanding as of June 12, 1996, and 10.0 million shares of its preferred stock, of which none were outstanding as of June 12, 1996. Under the terms of the Company's restated certificate of incorporation filed June 12, 1996, the Company is only authorized to issue 10,000 shares of its $.10 par value common stock. As of September 30, 1996, the Company had issued 1,000 shares of its $.10 par value common stock, all of which were held by ENSCO.

NOTE 3 - RIG ACQUISITION AND RETIREMENTS

In  May 1996  the Company  purchased a jackup  rig located  in the  Gulf of

Mexico, which the Company previously operated under a charter agreement, for $21.3 million by exercising its purchase option under the charter agreement. Proceeds from certain asset sales in 1995 that were previously disclosed as restricted for purchase of replacement assets or repurchase of indebtedness were used to purchase the rig.

In September  1996 the Company  retired two platform  rigs located  off the
coast of California.   The rigs were dismantled  and their major components
were sold to ENSCO at fair market value as spare capital assets.

NOTE 4 - DEBT

The Company's bank debt outstanding prior to the Merger was refinanced on June 13, 1996. The Company borrowed $45.0 million in accordance with the terms of a sub-facility established under the terms of ENSCO's amended and restated $150.0 million revolving credit facility with a group of international banks (the "Facility"). Substantially all of the proceeds from the $45.0 million of borrowings were used to refinance $28.8 million of borrowings under the Company's credit facility with a group of banks led by Citibank, N.A. and to refinance $13.0 million of borrowings under the Company's term loan with Christiania Bank of Kreditkasse. The Company had $5.0 million undrawn under the Facility at September 30, 1996. Certain of the Company's jackup rigs are pledged as collateral under the Facility. As of September 30, 1996, the interest rate on the $45.0 million of borrowings under the Facility was 6.9%.

At June 30, 1996, the Company had outstanding $100.0 million (face amounts) of 9-7/8% senior subordinated notes ("9 7/8% Notes"). In July 1996, $5.0 million (face amount) of the 9 7/8% Notes were redeemed pursuant to an offer made by the Company to purchase the 9 7/8% Notes following the Merger. As of September 30, 1996, ENSCO had purchased $23.2 million (face amount) of the Company's remaining $95.0 million (face amount) 9 7/8% Notes outstanding. The full $95.0 million (face amount) of the Company's 9-7/8% Notes is shown as outstanding in the Company's consolidated balance sheet as of September 30, 1996.

NOTE 5 - AFFILIATE AGREEMENTS

Effective June 13, 1996, each of the Company's domestic rigs, currently consisting of three jackup rigs and seven platform rigs, were bareboat chartered to ENSCO Offshore Company ("ENSCO Offshore"), a wholly owned subsidiary of ENSCO to achieve certain operating and marketing efficiencies. The terms of the bareboat charter agreements with ENSCO Offshore provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. The fixed daily rate would be reduced to 50% of the normal rate if the rig were idle for more than 30 consecutive days.
The rate will be increased to compensate the Company for any capital expenditures the Company makes on its chartered rigs. The initial term of the bareboat charter agreements is one year, with automatic one year extensions, unless either party gives at least one month's prior notice of termination.

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

NOTE 6 - SUBSEQUENT EVENT

In November 1996, ENSCO reduced the amount outstanding on the Company's credit facility (see "Note 4 - Debt") by $10.0 million to $35.0 million. Effective with the debt reduction, the Company currently has $15.0 million undrawn under the Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Dual Holding Company (the "Company") contracts its offshore drilling equipment for use in the Gulf of Mexico and Asia. Industry activity levels for offshore drilling rigs have increased in the first nine months of 1996 over the levels prevalent in the latter part of 1995. The increased activity levels in 1996 have resulted in demand sufficient to absorb almost all of the rigs that are in working condition and being actively marketed in the major offshore oil and gas markets throughout the world.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures
----------------------------------

The  Company's   cash  provided  by   (used  in)  operations   and  capital
expenditures for the nine months ended September 30, 1996 and 1995 were as follows (in thousands):
                                              1996           1995
                                            --------       --------

     Cash provided by (used in) operations  $ 10,579       $ (3,477)

     Capital expenditures                   $ 26,037       $ 27,674

Cash flow from operations increased by $14.1 million for the nine months ended September 30, 1996 as compared to the prior year period. The increase in cash flow from operations is primarily a result of increased operating margins in the first nine months of 1996 as compared to the prior year period and an increase in cash flow from the net change in various working capital accounts offset, partially, by change of control expenses. See "Note 2 - Merger" to the Company's Consolidated Financial Statements.

The capital expenditures for the nine months ended September 30, 1996 primarily relate to $21.3 million for the purchase of a jackup rig located in the Gulf of Mexico. Management anticipates that capital expenditures in 1996 will be approximately $40.0 million, including the $21.3 million purchase of a jackup rig, approximately $10.0 million for modifications and enhancements of rigs and the remainder for existing operations.

Financing and Capital Resources
-------------------------------

The Company's long-term debt, total capital and debt to capital ratios at September 30, 1996 and December 31, 1995 are summarized below (in thousands, except percentages):

                                         SEPTEMBER 30,   DECEMBER 31,
                                             1996            1995
                                         -------------   ------------

        Long-term debt                     $144,543        $138,163
        Total capital                       364,198         278,309
        Long-term debt to total capital         40%             50%

Long-term debt increased due to a $6.4 million net increase associated with $45.0 million of additional borrowings, substantially all of which was used to retire existing indebtedness, and a $5.0 million premium assigned to the Company's 9 7/8% senior subordinated notes ("9 7/8% Notes") in connection with the acquisition of the Company by ENSCO and the application of purchase accounting. See "Note 2 - Merger" to the Company's Consolidated Financial Statements. The above increases in long-term debt were offset by scheduled principal reductions and redemption of $5.0 million (face value) of the 9 7/8% Notes in July. Total capital increased due primarily to the recapitalization of the Company in connection with the acquisition of the Company by ENSCO in which the $218.4 million purchase price was attributed to the net stockholder's equity of the Company. See "Note 2 - Merger" to the Company's Consolidated Financial Statements. The total capital of the Company also increased due to the net increase in long-term debt as discussed above.

The Company had $5.0 million undrawn under a revolving line of credit at September 30, 1996. See "Note 4 - Debt" to the Company's Consolidated Financial Statements.

The Company's liquidity position at September 30, 1996 and December 31, 1995 is summarized in the table below (in thousands, except ratios):

                                         SEPTEMBER 30,   DECEMBER 31,
                                             1996            1995
                                         -------------   ------------

        Cash                                $22,121        $42,830
        Working capital                      18,294         55,612
        Current ratio                           1.9            3.6

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

RESULTS OF OPERATIONS

Revenues and Operating Margins
------------------------------

The Company's operating margin (defined as revenues less operating expenses, exclusive of depreciation, change of control and general and administrative expenses) was up 71% for the three months ended September 30, 1996 as compared to the prior year period. For the nine months ended September 30, 1996 the Company's operating margin was up 85% compared to the prior year period. The significantly improved 1996 results were primarily due to a tightening between supply and demand for rigs in the Gulf of Mexico and Asia, with resulting increases in utilization and average day rates for the Company's rigs. Additionally, the 1996 results were also favorably impacted by the purchase of a Gulf of Mexico jackup rig in May 1996 which the Company previously operated under a charter agreement.

Operating margins of the Company in 1996 were negatively affected by the sale, in August 1995, of a platform rig off the coast of China that operated the entire first half of 1995 and the retirement, in September 1996, of two platform rigs off the coast of California that operated the first nine months of 1995 and the first half of 1996. The China rig, which has been idle in 1996, is operated by the Company under a management contract that, subsequent to the August 1995 sale, provides for a competitive day rate during periods that the rig is operating and a reduced day rate when the rig is idle.

Effective June 13, 1996, each of the Company's domestic rigs, currently consisting of three jackup rigs and seven platform rigs, are bareboat chartered to ENSCO Offshore Company ("ENSCO Offshore"), a wholly owned subsidiary of ENSCO to achieve certain operating and marketing efficiencies. The terms of the bareboat charter agreements with ENSCO Offshore provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. The fixed daily rate would be reduced to 50% of the normal rate if the rig were idle for more than 30 consecutive days. The rate will be increased to compensate the Company for any capital expenditures the Company makes on its chartered rigs. The initial term of the bareboat charter agreements is one year, with automatic one year extensions, unless either party gives at least one month's prior notice of termination.

Change in Control Expenses
--------------------------

The change in control expenses of $22.0 million recorded in the Predecessor entity's Consolidated Statement of Operations for the period from January 1, 1996 to June 12, 1996 relates to compensation paid in the ordinary course of business as well as other costs incurred by the Company directly related to the acquisition of the Company by ENSCO. See "Note 2 - Merger" to the Company's Consolidated Financial Statements.

Other Income (Expense)
----------------------

The Company recorded a loss of $1.2 million on the sale of assets in the three months ended September 30, 1995. The Company recorded, in the nine months ended September 30, 1995, a net gain of $5.3 million related to the sale of assets. In 1995 the Company sold a jackup rig located in the Gulf of Mexico, a 51% interest in a jackup rig located in Asia and a platform rig also located in Asia.


OTHER MATTERS

In November 1996, ENSCO reduced the amount outstanding on the Company's credit facility (see "Note 4 - Debt") by $10.0 million to $35.0 million. Effective with the debt reduction, the Company currently has $15.0 million undrawn under the Facility.


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

                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits and Exhibit Index

               EXHIBIT NO.
               -----------

                  *27 Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

               ------------
               * Filed herewith

     (b)  Reports on Form 8-K

               None.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      Dual Holding Company (formerly
                                      DUAL DRILLING COMPANY)


Date:   November 11, 1996             /s/  C. Christopher Gaut
      ---------------------           ------------------------------
                                      C. Christopher Gaut
                                      President


                                      /s/  H. E. Malone
                                      ------------------------------
                                      H. E. Malone
                                      Secretary and Chief Accounting
                                      Officer