Form 10-K405
period 1996-12-31
DUAL DRILLING CO /DE/
filed 1997-03-27
CIK 907245

===========================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               -------------
                                 FORM 10-K
     (Mark One)                -------------
     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR
     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

 For the transition period from  . . . . . . . . . . to . . . . . . . . . .

                       Commission File Number 0-22078

           Dual Holding Company (formerly DUAL DRILLING COMPANY)
           (Exact name of registrant as specified in its charter)

           DELAWARE                                        51-0327704
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                            2700 Fountain Place
                              1445 Ross Avenue
                        Dallas, Texas   75202-2792
                  (Address of principal executive offices)
    Registrant's telephone number, including area code:   (214) 922-1500

        Securities registered pursuant to Section 12(b) of the Act:
                                    None

        Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.        [ X ]

The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) and is therefore filing this Form with the reduced disclosure format.

Aggregate  market value  of  voting stock  held  by non-affiliates  of  the
registrant:     None

Number of shares outstanding at March 19, 1997:   Common Stock:  1,000
===========================================================================



                             TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----

PART  ITEMS 1. AND 2. BUSINESS AND PROPERTIES . . . . . . . . . .    1
I               General . . . . . . . . . . . . . . . . . . . . .    1
                Merger with ENSCO . . . . . . . . . . . . . . . .    1
                Contract Drilling Operations  . . . . . . . . . .    1
                Jackup Rigs . . . . . . . . . . . . . . . . . . .    2
                Platform Rigs . . . . . . . . . . . . . . . . . .    2
                Contracts . . . . . . . . . . . . . . . . . . . .    2
                Major Customers . . . . . . . . . . . . . . . . .    3
                Industry Conditions and Competition . . . . . . .    3
                Governmental Regulation . . . . . . . . . . . . .    3
                Environmental Matters . . . . . . . . . . . . . .    3
                Operational Risks and Insurance . . . . . . . . .    4
                International Operations  . . . . . . . . . . . .    4
                Other Properties  . . . . . . . . . . . . . . . .    5
                Employees . . . . . . . . . . . . . . . . . . . .    5
      ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . .    5
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS . . . . . . . . . . . . . . . . . . . . .    5
________________________________________________________________________

PART  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
II              RELATED STOCKHOLDER MATTERS . . . . . . . . . . .    6
      ITEM 6.   SELECTED HISTORICAL CONSOLIDATED FINANCIAL
                AND OPERATIONS DATA . . . . . . . . . . . . . . .    6
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS . . . . . . .    7
                General . . . . . . . . . . . . . . . . . . . . .    7
                Merger  . . . . . . . . . . . . . . . . . . . . .    7
                Results of Operations . . . . . . . . . . . . . .    7
                Liquidity and Capital Resources . . . . . . . . .    9
                Private Securities Litigation Reform Act of 1995    11
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . .   12
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . .   33
________________________________________________________________________

PART  ITEMS 10-13.
III             DIRECTORS AND EXECUTIVE OFFICERS, EXECUTIVE
                COMPENSATION, SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN
                RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . .   34
________________________________________________________________________

PART  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
IV              REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   35

      SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .   39

                                          PART I


ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

Dual Holding Company ("Dual" or the "Company") is a domestic and international offshore drilling contractor. The Company currently owns or operates a fleet of 18 offshore drilling rigs, consisting of 10 jackup rigs and eight platform rigs. The Company's strategy is to market and operate quality jackup and platform drilling rigs in geographically diverse markets.

On June 12, 1996, the Company was acquired by ENSCO International Incorporated ("ENSCO") in a purchase acquisition (the "Merger"), and became a wholly-owned subsidiary of ENSCO on that date. The Company was formerly known as DUAL DRILLING COMPANY prior to the Merger. From 1990 to 1993, the Company was wholly-owned by Dual Invest AS ("Dual Invest"), a Norwegian corporation. In August 1993, the Company completed an initial public offering of shares of its common stock, which reduced Dual Invest's ownership interest in the Company to approximately 59.6% of the Company's outstanding common stock.

Merger with ENSCO

The Merger  was approved by  the stockholders  of the Company  who received
0.625 shares of ENSCO common stock in exchange for each share of the Company's common stock. The Company's stockholders received, in the aggregate, approximately 10.1 million shares of ENSCO common stock in connection with the Merger, resulting in an acquisition price of approximately $218.4 million.

The Company used the purchase method of accounting to record the Merger. The purchase price allocation has been based on preliminary estimates of fair value of the assets acquired and liabilities assumed and is subject to adjustment as additional information becomes available and is evaluated. The primary areas subject to further purchase price adjustment are reserves associated with insurance related matters and taxes.

Contract Drilling Operations

The Company's fleet of 18 offshore drilling rigs are located in North America and Asia. At December 31, 1996, the Company's North America drilling rigs consisted of five jackup rigs and seven platform rigs located in the Gulf of Mexico. The Company's Asia jackup rigs consisted of two jackup rigs located offshore India, one offshore Indonesia and one each in shipyards in Malaysia and Sharjah undergoing modifications and enhancements. The Company operates one platform rig off the coast of China, which is not owned but managed by the Company.

In May 1996, the Company purchased one jackup rig, which the Company previously operated in the Gulf of Mexico under a charter agreement, for $21.3 million. In September 1996, the Company retired two platform rigs previously located off the coast of California. The rigs were dismantled and their major components were sold to ENSCO at fair market value as spare capital assets.

Financial information regarding the Company's geographic operations is presented in Note 9 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding the Company's operations is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Jackup Rigs

Jackup rigs are mobile self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor to provide a foundation for supporting a drilling platform and to allow the drilling platform to be elevated above the water. The entire drilling platform is self-contained with the rig hull incorporating the drilling equipment and derrick, the jacking system for the legs, crew quarters, storage and loading facilities, helicopter landing pad and related equipment. All of the Company's jackup rigs are of the independent leg design which are the most versatile and can accommodate most drilling sites on which a jackup rig can be used.

Platform Rigs

A platform rig consists of drilling equipment and machinery arranged in modular packages which are transported to, assembled, and then installed on fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures which stand on the ocean floor, with the top portion, or platform, being above the water level and providing the foundation upon which the platform rig is placed. A self-contained platform rig contains living quarters for the crew, power generating units, and facilities for storing drilling fluid and well tubular supplies to sustain drilling operations between resupplyings.

Contracts

The drilling services provided by the Company are conducted on a contract basis. The Company generally provides services on a "daywork" basis. Under daywork contracts, the Company receives a fixed amount per day for drilling the well and the customer bears a major portion of the out-of-pocket costs of drilling. The customer may pay the cost of moving the equipment to and from the job site and assembling and dismantling the equipment.

Effective June 13, 1996, the Company's domestic drilling rigs in the Gulf of Mexico were bareboat chartered to a wholly-owned subsidiary of ENSCO to achieve operating and marketing efficiencies. The terms of the bareboat charter agreements provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. Each respective bareboat charter rate is increased for any capital expenditures made by the Company for a chartered rig and the rate is reduced to 50% of the normal rate if a rig is idle for more than 30 consecutive days. The initial term of each bareboat charter agreement is one year, with automatic one year extensions, unless either party gives at least one month's notice of termination. At December

31, 1996, the Company had two jackup rigs and seven platform rigs under bareboat charter to ENSCO.

Major Customers

The Company's customer base consists of major international oil and gas companies, independent oil and gas companies, government-owned oil and gas companies and ENSCO. In 1996, the Company's customers which individually accounted for more than 10% of the Company's consolidated revenues consisted of Oil & Natural Gas Corporation (18%), Sonat Inc. (14%), ARCO (12%), and ENSCO (11%).

Industry Conditions and Competition

After several years of depressed market conditions resulting from the supply of offshore drilling rigs exceeding demand, uncertainty over low oil and gas prices and reductions in expenditures by oil and gas companies, the offshore contract drilling market has shown distinct improvement over the last two years, but most significantly in 1996. Worldwide drilling activity increased significantly from 1995 to 1996 with current demand absorbing substantially all of the drilling rigs that are in working condition and being actively marketed in the major offshore drilling markets throughout the world. With projected capital expenditure increases for major and independent oil companies in 1997, the Company anticipates that the offshore drilling markets will remain strong through at least the end of 1997 unless there is a significant deterioration of oil and natural gas prices.

The contract drilling business is highly competitive and Dual competes with other drilling contractors on the basis of quality of service, price, equipment suitability and availability, reputation and technical expertise. Competition is usually on a regional basis, but drilling rigs are mobile and may be moved from one region to another in response to demand. Drilling operations are generally conducted throughout the year with some seasonal declines in winter months.

Governmental Regulation

The Company's business is affected by political developments and by federal, state, foreign and local laws and regulations that relate directly to the oil and gas industry. The industry is also affected by changing tax laws, price controls and other laws affecting the energy business. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental or other policy reasons adversely affects the Company's operations by limiting available drilling and other opportunities in the energy service industry, as well as increasing the costs of operations.

The Company and its rigs are subject to federal, state, local and foreign laws and regulations relating to engineering, design, structural, safety and operational and inspection standards.

Environmental Matters

The Company's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Laws and regulations specifically applicable to the Company's business activities could impose significant liability on the Company for damages, clean-up costs and penalties in the event of the occurrence of oil spills or similar discharges of pollutants into the environment in the course of the Company's operations, although, to date, such laws and regulations have not had a material adverse effect on the Company's results of operations, nor has the Company experienced an accident that has exposed it to material liability for discharges of pollutants into the environment. In addition, events in recent years have heightened environmental concerns about the oil and gas industry in general. From time to time, legislative proposals have been introduced which would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in the Company's principal areas of operation have been enacted into law. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in the Company's areas of operation or impose environmental protection requirements that materially increase the cost of offshore exploration, development or production of oil and gas, the Company could be materially adversely affected.

The United States Oil Pollution Act of 1990 ("OPA '90") and similar legislation in Texas, Louisiana and other coastal states address oil spill prevention and control and significantly expand liability exposure across all segments of the oil and gas industry. OPA '90, such similar legislation and related regulations impose a variety of obligations on the Company related to the prevention of oil spills and the liability for resulting damages. OPA '90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of damages. OPA '90 imposes ongoing financial responsibility requirements. A failure to comply with OPA '90 may subject a party to civil or criminal enforcement action. The U.S. Minerals Management Service is required to promulgate regulations to implement the financial responsibility requirements of OPA '90. These regulations could increase the cost of doing business in U.S. waters and adversely affect the ability of some of the Company's customers to operate in U.S. waters.

Operational Risks and Insurance

Contract drilling and oil and gas operations are subject to various risks including blowouts, craterings, fires and explosions, each of which could result in damage to or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. The Company generally insures its drilling rigs for amounts not less than the estimated fair market value thereof. The Company also maintains liability insurance coverage in amounts and scope which the Company believes are comparable to the levels of coverage carried by other energy service companies. To date, the Company has not experienced difficulty in obtaining insurance coverage. While the Company believes its insurance coverages are customary for the energy service industry, the occurrence of a significant event not fully insured against could have a material adverse effect on the Company. Also, there can be no assurance that any particular insurance claim will be paid or that the Company will be able to procure adequate insurance coverage at commercially reasonable rates in the future.

International Operations

A significant portion of the Company's operations are conducted in foreign countries. Revenues from international operations were 63% of the Company's total revenues in 1996. The Company's international operations are subject to political, economic, and other uncertainties, such as the risks of expropriation of its equipment, expropriation of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company operates and fluctuations in international economies.

Other Properties

Prior to the Merger the Company leased office space for its corporate headquarters in Dallas, Texas. This space is no longer occupied by the Company and has been sublet under the lease agreement which extends through February 1999. The Company leases minimal space for its offices in Houston, Texas; Bombay, India; Jakarta, Indonesia; Al Khobar, Saudi Arabia; Doha, Qatar; and Ciudad del Carmen, Mexico. In addition, the Company owns a facility in Broussard, Louisiana, which is for sale.

Employees

As of December 31, 1996, the Company had no employees. In connection with the Merger, all of the Company's employees who were retained became employees of ENSCO. The Company has a Master Services Agreement with ENSCO for shorebase and corporate support services under which the Company pays ENSCO a monthly fee of $400,000 for accounting, treasury, human resources, engineering, insurance administration, management information systems, purchasing, safety and legal services. Either party may cancel this agreement upon 30 days notice. In addition, ENSCO provides contract labor for all of the Company's international drilling rigs at cost.


ITEM 3.  LEGAL PROCEEDINGS

The Company is currently not involved in any litigation which, in the opinion of management, would have a material adverse effect on its financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not required under the reduced disclosure format.

                                         PART II


ITEM  5.   MARKET  FOR REGISTRANT'S  COMMON  STOCK AND  RELATED STOCKHOLDER
MATTERS

All of the common stock of the Company is owned by ENSCO. The shares were acquired by ENSCO on June 12, 1996 as a result of the Merger in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof. As such, there is no established public trading market for the Company's common stock.

The Company has never declared any cash dividends on its common stock and does not anticipate paying dividends on the common stock in the foreseeable future. The Company's ability to pay dividends is restricted by certain provisions contained in the indenture to which its publicly traded notes were issued, and by certain provisions in the agreements related to the Company's bank financing. See Note 4 to the Consolidated Financial Statements.


ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATIONS DATA

Not required under the reduced disclosure format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information presented herein is only intended to present a narrative analysis of material changes in operating results and financial position between 1996 and 1995. This reduced analysis is in accordance with the reduced disclosure format set forth in General Instruction J(1)(a) and (b).

   GENERAL

The Company owns offshore drilling rigs which are contracted for use in the Gulf of Mexico and Asia. Worldwide drilling activity increased significantly in 1996 from 1995 with current demand absorbing substantially all of the rigs that are in working condition and being actively marketed in the major offshore drilling markets throughout the world.

   MERGER

On June 12, 1996, the Company was acquired by ENSCO in the Merger. The Merger was approved on that date by the stockholders of the Company who received 0.625 shares of ENSCO common stock for each share of the Company's common stock. The Company's stockholders of record as of June 12, 1996 received, in the aggregate, approximately 10.1 million shares of ENSCO common stock in connection with the acquisition, resulting in an acquisition price of approximately $218.4 million.

In conjunction with the Merger, the Company charged $22.0 million against operating results for certain items. These items included compensation paid in the ordinary course of business as well as other costs directly related to the Merger. These expenses are included as Change in Control expenses in the consolidated statement of operations for the period January 1, 1996 to June 12, 1996. See Note 2 to the Company's Consolidated Financial Statements.

Effective June 13, 1996, each of the Company's domestic rigs in the Gulf of Mexico were bareboat chartered to a wholly owned subsidiary of ENSCO to achieve operating and marketing efficiencies. At December 31, 1996, the Company had two jackup rigs and seven platform rigs which were bareboat chartered to ENSCO. The terms of the bareboat charter agreements provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. Each respective bareboat charter rate is increased for any capital expenditures made by the Company on a chartered rig and the rate is reduced to 50% of the normal rate if a rig is idle for more than 30 consecutive days. The initial term of the bareboat charter agreement is one year, with automatic one year extensions, unless either party gives at least one month's prior notice of termination.

   RESULTS OF OPERATIONS

As  a result  of  the Merger,  the comparisons  presented below  of changes between periods reflect the results of the Company during the period (January 1, 1996 to June 12, 1996) prior to the Merger ("Predecessor" entity) as well as the period (June 13, 1996 to December 31, 1996) subsequent to the Merger ("Successor" entity). The financial statements of the Predecessor and Successor entities are not comparable in certain respects because of differences between the cost bases of the assets and liabilities held by the Predecessor entity compared to that of the Successor entity, as well as the effect on the Successor's operations for adjustments to depreciation and amortization, interest income, interest expense, and income taxes. For comparative analysis between years, the 1996 amounts presented below include the combined results of the Predecessor and Successor entities.

The schedule below provides a summary of the Company's operating results for the years indicated (in thousands, except utilization data).

                                        Year Ended December 31,
                                        -----------------------
                                            1996       1995
                                          Combined
                                          --------   --------
      Revenues
        Jackup Rigs - North America        $35,201    $30,907
        Jackup Rigs - Asia                  44,549     28,157
        Platform Rigs                       17,417     26,825
          Total                            $97,167    $85,889

      Operating Margin (1)
        Jackup Rigs - North America        $20,267    $ 7,990
        Jackup Rigs - Asia                  16,121      6,989
        Platform Rigs                        4,868     10,681
          Total                            $41,256    $25,660

      Utilization                             89%       70%

   (1)  Defined  as   operating  revenues   less  operating   expenses,
      exclusive of depreciation and amortization, change in control, and general and administrative expenses.

1996 Compared to 1995:
Combined consolidated revenues (combining the Predecessor and Successor entities for comparative purposes) were $97.2 million for 1996, an increase of 13% over 1995 revenue. Combined operating margin improved to $41.3 million in 1996, an increase of $15.6 million, or 61%, over the 1995 margin. The improved 1996 combined revenue and operating margin results from increased utilization of the Company's drilling rigs and a worldwide increase in operating day rates paid for rental of drilling rigs. Utilization of the Company's rig fleet improved to 89% for 1996 compared to 70% for 1995. Conversely, the Company's operating margin in 1996 was negatively impacted by the sale of a platform rig located off the coast of China in August 1995 that operated for the first half of 1995. The Company now operates this rig under a management contract that provides for a competitive day rate during the periods the rig is operating and a reduced day rate when the rig is idle. Also, in September 1996, the Company retired two platform rigs previously located off the coast of California that operated for all of 1995 and the first part of 1996.

Depreciation and amortization expense in 1996 increased by $2.5 million, or 13%, from 1995 due primarily to the increase in drilling rig values and goodwill recorded in the Merger.

Change in Control expenses of $22.0 million recorded in the Predecessor entity's consolidated statement of operations for the period from January 1, 1996 to June 12, 1996 relates to compensation paid in the ordinary course of business as well as other costs incurred by the Company directly related to the Merger. See Note 2 "Merger" to the Company's Consolidated Financial Statements.

General and administrative expenses in 1996 decreased $1.2 million, or 15%, from 1995 due primarily to efficiencies achieved in the Merger. In connection with the Merger, the Company entered into a Management Services Agreement with ENSCO for shorebase and corporate support services under which the Company pays ENSCO a monthly fee of $400,000 for accounting, treasury, human resources, engineering, insurance administration, management information systems, purchasing, safety and legal services. Either party may cancel this agreement upon 30 days notice.

In 1995 the Company recorded a gain on the sale of assets of $5.1 million, net, from the sale of a jackup rig located in the Gulf of Mexico, a 51% interest in a jackup rig located in Asia and a platform rig also located in Asia.

   LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

The  Company's   cash  provided  by   (used  by)  operations   and  capital
expenditures for the years ended December 31, 1996 and 1995 were as follows (in thousands):
                                                      1996      1995
                                                    Combined
                                                    --------  --------
     Cash provided by (used by) operations          $13,942   $(2,441)
     Capital expenditures                            31,758    30,668

Combined cash flow from operations increased by $16.4 million in 1996 as compared to 1995. Approximately $12.0 million of the 1996 increase was a result of changes in working capital accounts and the remaining $4.4 million change was due to improved operating results in 1996, excluding change in control charges.

Capital expenditures in 1996 primarily related to the purchase of a jackup rig located in the Gulf of Mexico for $21.3 million. The remaining 1996 capital expenditures were for ongoing capital improvements to the Company's drilling rigs. Capital expenditures of $22.5 million in 1995 related to the purchase of a jackup rig and an additional $8.2 million related to ongoing capital improvements to the Company's drilling rigs.

Net cash used by investing activities was $31.6 million in 1996 as compared to net cash provided by investing activities of $29.8 million in 1995. In 1995, the Company received net proceeds of $38.8 million from the sale of property and equipment and invested $30.7 million in property and equipment additions. Also included as cash provided by investing activities in the 1995 Statement of Cash Flows was $22.0 million previously restricted for rig purchases at December 31, 1994.

Net cash used by financing activities was $15.8 million in 1996 as compared to $4.5 million in 1995, primarily representing reductions in long-term borrowings.

Financing and Capital Resources

The Company's long-term debt, total capital and debt to capital ratios are summarized below (in thousands, except percentages):

                                            1996      1995
                                          --------  --------
     Long-term debt                       $134,387  $138,163
     Total capital                         356,882   278,309
     Long-term debt to total capital           38%       50%

The Company's long-term debt at December 31, 1996 consisted of $99.4 million ($95.0 million face amount) of the Company's 9 7/8% senior subordinated notes (the "Notes") due January 2004, and $35.0 million outstanding under the Company's revolving credit facility. In connection with the Merger, the Company refinanced its outstanding bank debt of $41.8 million with proceeds of $45.0 million from a new $50.0 million credit facility (the "Sub-Facility") established under the terms of ENSCO's amended and restated $150.0 million revolving credit facility with a group of international banks. In November 1996, the Company repaid $10.0 million of borrowings under the Sub-Facility and in December 1996 reduced the availability under the Sub-Facility to $35.0 million. Also in connection with the Merger, the Company assigned a $5.0 million premium to the Notes as a result of purchase accounting. In July 1996, the Company redeemed $5.0 million (face amount) of the Notes pursuant to an offer required to be made under the terms of the Notes as a result of the Merger.

Total capital increased in 1996 from 1995, due primarily to the recapitalization of the Company in connection with the Merger in which the $218.4 million purchase price was attributed to the net stockholder's equity of the Company.

The Company's liquidity position is summarized below (in thousands, except ratios):

                                            1996      1995
                                          --------  --------
     Cash and cash equivalents            $ 9,397    $42,830
     Working capital                       14,219     55,612
     Current ratio                            1.8        3.6

Based on current industry conditions, management believes cash flow from operations, the Company's existing debt facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

   PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates", "the Company believes", "the Company anticipates" and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward looking statements include the following: (i) industry conditions and competition, (ii) cyclical nature of the industry,
(iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission. Significant and unexpected deterioration in oil and natural gas prices could adversely affect the level of offshore drilling activity the Company believes is sustainable in 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Financial Statements:                                                  Page

   Reports of Independent Accountants ................................  13
   Consolidated Balance Sheet at December 31, 1996 and 1995 ..........  14
   Consolidated Statement of Operations for the periods
      June 13, 1996 to December 31, 1996, January 1, 1996 to
      June 12, 1996 and for the two years ended December 31, 1995 ....  15
   Consolidated Statement of Cash Flows for the period
      June 13, 1996 to December 31, 1996, January 1, 1996 to
      June 12, 1996 and for the two years ended December 31, 1995 ....  16
   Notes to Consolidated Financial Statements ........................  17

The Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholder and Board of Directors of Dual Holding Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and of cash flows listed under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Dual Holding Company and its subsidiaries (Successor entity) at December 31, 1996, and the results of their operations and their cash flows for the period June 13, 1996 to December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Successor entity's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
Dallas, Texas
January 28, 1997, except as to Note 4, which is as of February 27, 1997

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholder and Board of Directors of Dual Holding Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and of cash flows listed under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Dual Holding Company and its subsidiaries (Predecessor entity) at December 31, 1995, and the results of their operations and their cash flows for the period January 1, 1996 to June 12, 1996 and for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Predecessor entity's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
Dallas, Texas
January 28, 1997

                   DUAL HOLDING COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  (in thousands, except for share amounts)


                                                         DECEMBER 31,
                                                   -----------------------
                                                      1996   |    1995
                                                   --------- | -----------
                                                   SUCCESSOR | PREDECESSOR
                      ASSETS                                 |
CURRENT ASSETS                                               |
   Cash and cash equivalents  . . . . . . . . .     $  9,397 |  $ 42,830
   Accounts receivable, net . . . . . . . . . .       11,713 |    22,015
   Other current assets . . . . . . . . . . . .       10,009 |    12,400
      Total current assets  . . . . . . . . . .       31,119 |    77,245
                                                             |
PROPERTY AND EQUIPMENT, AT COST . . . . . . . .      285,536 |   282,310
   Less accumulated depreciation  . . . . . . .      (12,053)|   (85,881)
      Property and equipment, net . . . . . . .      273,483 |   196,429
                                                             |
OTHER ASSETS, NET . . . . . . . . . . . . . . .       99,655 |    30,088
                                                    $404,257 |  $303,762
                                                             |
       LIABILITIES AND STOCKHOLDERS' EQUITY                  |
CURRENT LIABILITIES                                          |
   Accounts payable . . . . . . . . . . . . . .     $  1,267 |  $  5,069
   Accrued liabilities and other  . . . . . . .       15,633 |    10,026
   Current maturities of long term debt . . . .            - |     6,538
      Total current liabilities . . . . . . . .       16,900 |    21,633
                                                             |
LONG TERM DEBT  . . . . . . . . . . . . . . . .      134,387 |   138,163
DEFERRED INCOME TAXES . . . . . . . . . . . . .       19,485 |     1,796
OTHER LIABILITIES . . . . . . . . . . . . . . .       10,990 |     2,024
                                                             |
COMMITMENTS AND CONTINGENCIES . . . . . . . . .              |
                                                             |
STOCKHOLDERS' EQUITY                                         |
   Common stock ($.10 par value, 10,000 shares               |
      authorized and 1,000 shares issued and                 |
      outstanding at December 31, 1996 and $.01              |
      par value, 50 million shares authorized                |
      and 15.8 million shares issued and                     |
      outstanding at December 31, 1995) . . . .            - |       158
   Additional paid in capital . . . . . . . . .      218,431 |   173,793
   Retained earnings (deficit)  . . . . . . . .        4,064 |   (33,386)
   Treasury stock at cost . . . . . . . . . . .            - |      (419)
      Total stockholders' equity  . . . . . . .      222,495 |   140,146
                                                    $404,257 |  $303,762


 The accompanying notes are an integral part of these financial statements.

                   DUAL HOLDING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share data)


                                                 JUNE 13,   |  JANUARY 1,
                                                 1996 TO    |   1996 TO       YEAR ENDED     YEAR ENDED
                                               DECEMBER 31, |   JUNE 12,     DECEMBER 31,   DECEMBER 31,
                                                   1996     |     1996           1995           1994
                                                SUCCESSOR   | PREDECESSOR    PREDECESSOR    PREDECESSOR
                                                            |
     OPERATING REVENUES.......................   $  43,625  |   $ 53,542       $ 85,889       $104,265
                                                            |
                                                            |
     OPERATING EXPENSES                                     |
       Operating costs........................      18,565  |     37,346         60,229         78,571
       Depreciation and amortization..........      13,351  |      8,768         19,608         24,943
       Change in control......................           -  |     22,005              -              -
       General and administrative.............       2,640  |      3,757          7,563          8,979
                                                    34,556  |     71,876         87,400        112,493
                                                            |
                                                            |
     OPERATING INCOME (LOSS)..................       9,069  |    (18,334)        (1,511)        (8,228)
                                                            |
                                                            |
     OTHER INCOME (EXPENSE)                                 |
       Interest income........................         757  |        846          2,400          1,651
       Interest expense.......................      (6,864) |     (6,484)       (14,705)       (12,734)
       Gain on sale of assets, net............           -  |          -          5,127            994
       Other, net.............................         (42) |        268            336          1,164
                                                    (6,149) |     (5,370)        (6,842)        (8,925)
                                                            |
                                                            |
     INCOME (LOSS) BEFORE INCOME TAXES........       2,920  |    (23,704)        (8,353)       (17,153)
                                                            |
                                                            |
     PROVISION (BENEFIT) FOR INCOME TAXES.....      (1,144) |        628            885             43
                                                            |
                                                            |
     NET INCOME (LOSS)........................   $   4,064  |   $(24,332)      $ (9,238)      $(17,196)
                                                            |
                                                            |
     NET INCOME (LOSS) PER SHARE..............   $   4,064  |   $  (1.54)      $   (.59)      $  (1.09)
                                                            |
                                                            |
     WEIGHTED AVERAGE SHARES OUTSTANDING......           1  |     15,810         15,766         15,780


 The accompanying notes are an integral part of these financial statements.

                   DUAL HOLDING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)


                                                 JUNE 13,   |  JANUARY 1,
                                                 1996 TO    |   1996 TO       YEAR ENDED     YEAR ENDED
                                               DECEMBER 31, |   JUNE 12,     DECEMBER 31,   DECEMBER 31,
                                                   1996     |     1996           1995           1994
                                                SUCCESSOR   | PREDECESSOR    PREDECESSOR    PREDECESSOR
                                                            |
     OPERATING ACTIVITIES                                   |
       Net income (loss).......................  $  4,064   |   $(24,332)      $ (9,238)      $(17,196)
       Adjustments to reconcile net income                  |
         (loss) to net cash provided (used) by              |
         operating activities:                              |
           Depreciation and amortization.......    13,351   |      8,768         19,608         24,943
           Deferred income tax benefit.........    (2,725)  |       (645)          (892)        (2,281)
           Gain on disposition of assets.......         -   |       (167)        (5,127)          (994)
           Recognition of deferred income......         -   |     (2,941)        (4,191)        (4,966)
           Recognition of deferred expense.....        29   |      1,357          1,597          2,545
           Non-cash compensation expense.......         -   |      9,667              -          1,179
           Other...............................      (352)  |         58              -              -
           Changes in operating assets and                  |
             liabilities:                                   |
               (Increase) decrease in accounts              |
                  receivable...................     9,943   |     (3,985)        (3,067)         9,022
               (Increase) decrease in other                 |
                 current assets................      (654)  |      5,584           (424)           879
               Increase (decrease) in accounts              |
                 payable.......................      (699)  |     (4,777)           485         (8,373)
               Increase (decrease) in accrued               |
                 liabilities...................    (9,372)  |     11,770         (1,192)           782
               Increase (decrease) in customer              |
                 prepayments...................         -   |          -              -          6,911
                   Net cash provided (used) by              |
                     operating activities......    13,585   |        357         (2,441)        12,451
                                                            |
     INVESTING ACTIVITIES                                   |
       Additions to property and equipment.....    (8,609)  |    (23,149)       (30,668)       (67,543)
       Cash segregated for rig purchases.......         -   |          -         22,000         (2,200)
       Proceeds from sale of assets............     1,622   |        208         38,804            914
       Other...................................         -   |     (1,688)          (288)             -
         Net cash provided (used) by                        |
           investing activities................    (6,987)  |    (24,629)        29,848        (68,829)
                                                            |
     FINANCING ACTIVITIES                                   |
       Issuance of Senior Subordinated debt....         -   |          -              -        100,000
       Proceeds from long-term borrowings......    45,000   |          -              -         49,000
       Reduction of long-term borrowings.......   (57,097)  |     (2,586)        (4,299)       (86,550)
       Cash (pledged) received for letters                  |
         of credit.............................     6,367   |     (7,443)
       Debt issuance costs.....................         -   |          -              -         (4,325)





       Purchase of treasury stock..............         -   |          -              -           (419)
       Other...................................         -   |          -           (203)           726
         Net cash provided (used) by                        |
           financing activities................    (5,730)  |    (10,029)        (4,502)        58,432
                                                            |
     INCREASE (DECREASE) IN CASH AND                        |
       CASH EQUIVALENTS........................       868   |    (34,301)        22,905          2,054
                                                            |
     CASH AND CASH EQUIVALENTS, BEGINNING OF                |
       PERIOD..................................     8,529   |     42,830         19,925         17,871
                                                            |
     CASH AND CASH EQUIVALENTS, END OF PERIOD..  $  9,397   |   $  8,529       $ 42,830       $ 19,925

 The accompanying notes are an integral part of these financial statements.

                   DUAL HOLDING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES

Organization and Basis of Presentation

    Dual Holding Company was acquired by ENSCO on June 12, 1996, at which time the Company became a wholly-owned subsidiary of ENSCO. See Note 2 "Merger." From 1990 to 1993, the Company was wholly-owned by Dual Invest, a Norwegian corporation. In August 1993, the Company completed an initial public offering of shares of its common stock, which reduced Dual Invest's ownership interest in the Company to approximately 59.6% of the outstanding common stock.

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements included herein present the results of the Company during the period (January 1, 1996 to June 12, 1996) prior to the Merger ("Predecessor" entity) as well as the period (June 13, 1996 to December 31, 1996) subsequent to the Merger ("Successor" entity). The financial statements of the Predecessor and Successor entities are not comparable in certain respects because of differences between the cost bases of the assets and liabilities held by the Predecessor compared to that of the Successor as well as the effect on the Successor's operations for adjustments to depreciation and amortization, interest income, interest expense, and income taxes. The accounting policies apply to both the Predecessor entity and the Successor entity unless otherwise noted.

Pervasiveness of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

Cash Equivalents

    For purposes of the consolidated balance sheet and statement of cash flows, the Company considers all highly liquid investments to be cash equivalents if they have maturities of three months or less at the date of purchase.

Foreign Currency Translation

    The U.S. dollar is the functional currency for all of the Company's foreign operations. Exchange gains and losses were not significant in any period presented.

Property and Equipment

    Under the Successor entity, depreciation on drilling rigs and related equipment is computed using the straight line method over estimated useful lives ranging from 4 to 12 years. Depreciation of other equipment is computed using the straight line method over estimated useful lives ranging from 2 to 6 years.

    Under the Predecessor entity, certain assumptions were modified effective January 1, 1995 for the capitalization and depreciation of property and equipment to reflect a change in (i) the estimated useful lives of its rig fleet and betterments and major overhauls to such rigs and, (ii) the estimated salvage value of the rigs. The change in estimate provided for the depreciation of platform rigs on a straight-line basis for a period up to 12 years from the date the rig first entered service, or up to 10 years from the date of a major refurbishment to the rig. Jackup rigs were depreciated on a straight-line basis for a period up to 25 years from the date the rigs first entered service. An estimated salvage value of 10% and 15% was assumed for platform rigs and jackup rigs, respectively. The change in estimated useful lives of the Company's rig fleet decreased annual depreciation expense in 1995 by $5.9 million, or $.37 per share.

    Maintenance and repair costs are charged to expense as incurred. Major renewals and improvements are capitalized. Upon retirement or replacement of assets, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Goodwill

    Goodwill arising from the acquisition by ENSCO is amortized on the straight-line basis over a period of 40 years. See Note 2 "Merger." Predecessor goodwill resulted from the acquisition by Dual Invest in June 1990 and was written-off in 1996 as a result of purchase accounting. Amortization of goodwill was $1.2 million for the period June 13, 1996 to December 31, 1996, $770,000 for the period January 1, 1996 to June 12, 1996, and $1.7 million for each of the years 1995 and 1994. Accumulated amortization of goodwill at December 31, 1996 and 1995 was $1.2 million and $9.5 million, respectively. On a periodic basis the Company estimates the undiscounted future cash flows to be generated by the Company's operations to ensure the carrying value of goodwill has not been impaired.

Impairment of Assets

    In 1996, the Company adopted Statement of Financial Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which did not have an impact upon the Company. As required, the Company evaluates the realizability of its long-lived assets, including property and equipment and goodwill, based upon expectations of undiscounted cash flows before interest.

Revenue Recognition

    The Company's drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work is performed.

Income Taxes

    Deferred tax liabilities and assets are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

Income Per Share

    Income per share has been computed based on the weighted average number
of  common shares  outstanding during  the applicable period.   See  Note 5
"Stockholders' Equity."

Stock Based Employee Compensation

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for various stock based compensation plans. SFAS No. 123 encourages the adoption of a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to apply the provisions of Opinion 25. Under Opinion 25, if the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123 requires disclosure of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of the statement.

Reclassifications

    Certain previously reported amounts have been reclassified to conform to the 1996 presentation.

2.  MERGER

On June 12, 1996, the Company was acquired by ENSCO in a purchase acquisition. The Merger was approved on that date by the stockholders of the Company who received 0.625 shares of ENSCO common stock for each share of the Company's common stock. The Company's stockholders of record as of June 12, 1996 received, in the aggregate, approximately 10.1 million shares of ENSCO common stock in connection with the acquisition, resulting in an acquisition price of $218.4 million.

In conjunction with the Merger, the Company charged $22.0 million against operating results for certain items. These items included compensation paid in the ordinary course of business as well as other costs directly related to the Merger process. The primary items composing the $22.0 million of operating charges were as follows (in thousands):

       Cashless exercise of stock options      $ 9,667
       Compensation and severance payments
         to employees                            8,773
       Fee paid to investment advisor            3,000
       Other                                       565
           Total                               $22,005

The Company used the purchase method to record the Merger. The purchase price allocation has been based on preliminary estimates of fair value of the assets acquired and liabilities assumed and is subject to adjustment as additional information becomes available and is evaluated. The primary areas subject to further purchase price adjustment are reserves associated with insurance related matters and taxes. The excess of purchase price over net assets acquired approximated $100.7 million and is being amortized over 40 years.

In connection with the Merger, the name of the Company was changed from DUAL DRILLING COMPANY to Dual Holding Company and the capital structure of the Company was changed. Prior to the Merger, the Company was authorized to issue 50.0 million shares of its $.01 par value common stock, of which
16.1 million shares were outstanding as of June 12, 1996, and 10.0 million shares of its preferred stock, of which none were outstanding as of June 12, 1996. Under the terms of the Company's restated certificate of incorporation filed June 12, 1996, the Company is only authorized to issue 10,000 shares of its $.10 par value common stock. As of December 31, 1996, the Company had issued 1,000 shares of its $.10 par value common stock, all of which were held by ENSCO.

The following unaudited pro forma information shows the consolidated results of operations for the years ended December 31, 1996 and 1995 based upon adjustments to the historical financial statements of the Company to give effect to the Merger as if such Merger had occurred on January 1, 1995 (in thousands, except per share data):
                                            1996       1995
                                          --------  ----------
         Operating revenues               $97,167    $ 91,016
         Operating income (loss)            9,966      (1,958)
         Net income (loss)                    145     (12,363)
         Net income (loss) per share          145     (12,363)

The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition occurred on January 1, 1995, or of results that may occur in the future.

3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1996 and 1995 consisted of the following (in thousands):
                                            1996        1995
                                         Successor  Predecessor
                                         ---------  -----------
       Drilling rigs and equipment        $282,130    $279,946
       Other                                    65       2,364
       Work in progress                      3,341           -
                                          $285,536    $282,310

In September 1996,  the Company retired  two platform rigs located  off the
coast of California.   The rigs were dismantled and  their major components
were sold to ENSCO at fair market value as spare capital assets.

In May 1996, the Company purchased a jackup rig located in the Gulf of Mexico, which the Company previously operated under a charter agreement, for $21.3 million. Proceeds from certain asset sales in 1995 that were previously disclosed as restricted for purchase of replacement assets or repurchase of indebtedness were used to purchase the rig.

During May 1995, the Company sold a jackup rig to an unrelated third party for cash totaling $19.4 million. At the time of the sale, the jackup was operated by the Company in the Gulf of Mexico. The Company realized a gain of $4.1 million from the sale of the rig.

In June 1995, the Company purchased a jackup rig for approximately $22.5 million from an unrelated third party. Proceeds of $22.0 million received from the Company's credit facilities, which were previously restricted for rig acquisitions, were applied to the purchase of the rig. Also in June 1995, the Company sold a 51% undivided interest in a jackup rig to a Malaysian company for cash of $13.8 million. The Company recorded a gain of $2.2 million from the sale of the interest in the rig.

In August 1995, the Company sold a platform rig to an unrelated third party under a purchase option agreement entered into by the Company in May 1993. The rig was sold for cash of $6.8 million and the Company recognized a loss of $1.2 million on the sale. Concurrent with the sale, the Company entered into a 46-month contract to manage and operate the rig.

During 1994, the Company recognized a deferred gain on the sale of assets of $1.0 million. The gain resulted from the earlier sale and charter-back by the Company of two jackup rigs, one each in 1991 and 1990. The sale and charter-back transactions generated a gain of $10.0 million and $8.8 million in 1991 and 1990, respectively. These amounts were deferred and recognized over the primary terms of the respective rig charter agreements. As of December 31, 1994, the deferred gains resulting from the two rig transactions had been fully recognized.

4.  LONG-TERM DEBT

Long-term debt at December 31, 1996 and 1995 consists of the following (in thousands):
                                            1996       1995
                                         Successor Predecessor
                                         --------- -----------
    Revolving credit facility             $ 35,000   $      -
    Secured term loans                           -     44,701
    Senior subordinated notes due 2004      94,986    100,000
    Premium on senior subordinated notes     4,401          -
                                           134,387    144,701
    Less current maturities                      -     (6,538)
    Total long-term debt                  $134,387   $138,163

The Company's bank debt outstanding prior to the Merger was refinanced on June 13, 1996. The Company borrowed $45.0 million in accordance with the terms of a $50 million revolving credit facility (the "Sub-Facility") established under the terms of ENSCO's amended and restated $150.0 million revolving credit facility with a group of international banks (the "Facility"). Substantially all of the proceeds from the $45.0 million of borrowings were used to refinance $41.8 million of the Company's bank debt. In November 1996, the Company repaid $10.0 million of borrowings under the Sub-Facility and in December 1996 reduced the availability under the Sub-Facility to $35.0 million. The Facility provides the option to increase or decrease the availability under the Sub-Facility by transferring between sub-facilities available amounts up to $15.0 million at the discretion of ENSCO and the Company. The interest rate on the Sub-Facility is tied to London InterBank Offered Rates and at December 31, 1996 the interest rate on the $35.0 million outstanding under the Sub-Facility was 6.785%. The Sub-Facility is collateralized by certain of the Company's jackup rigs, which had a combined net book value of $100.2 million at December 31, 1996. The balance outstanding under the Facility, and Sub-Facility, is due in October 2001.

On February 27, 1997, ENSCO further amended and restated its revolving credit facility which increased the overall availability under the Facility to $200.0 million and reduced the interest rate margin under the Facility. As a result of this amendment, the Company's availability under the Sub-Facility increased from $35.0 million to $50.0 million.

In January 1994, the Company completed an offering of 9 7/8% senior subordinated notes (the "Notes") with an aggregate principal amount of $100.0 million. The Notes are due January 2004 and interest is payable semiannually. The Notes are unsecured obligations of the Company, and, as such, are subordinated to the Company's obligations under its bank credit facilities. The Notes are guaranteed by substantially all of the Company's principal subsidiaries. The Notes' indenture contains certain covenants, including limitation on restricted payments, indebtedness, disposition of proceeds of asset sales, transactions with affiliates, payments of dividends and other payment restrictions, sale-leaseback transactions and restrictions on mergers, consolidations and transfer of assets. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 1999.

In July 1996, the Company redeemed $5.0 million (face amount) of the Notes pursuant to an offer required to be made under the terms of the Notes following the Merger. Additionally, as of December 31, 1996, ENSCO had purchased $23.2 million (face amount) of the Notes on the open market. The full $95.0 million (face amount) of the Company's Notes and related premium are shown as outstanding in the Company's consolidated balance sheet as of December 31, 1996.

Maturities of long-term debt, excluding the premium on the Notes, are as follows: $35.0 million in 2001 and $95.0 million in 2004.

5.  STOCKHOLDERS' EQUITY (in thousands)

                                         $.10 par     $.10 par     $.01 par      $.01 par
                                          Common       Common       Common        Common    Additional    Retained
                                          Stock        Stock        Stock         Stock       Paid-In     Earnings     Treasury
                                          Shares       Amount       Shares        Amount      Capital    (Deficit)       Stock
                                         --------     --------     --------      --------   ----------   ---------     --------
BALANCE AT DECEMBER 31, 1993..........                              15,807         $ 158     $172,485    $ (6,952)
    Net loss..........................                                                                    (17,196)
    Amortization of deferred compen-
      sation..........................                                                          1,179
    Reclassification of IPO expense...                                                            129
    Purchase of treasury stock........                                 (41)                                            $  (419)

BALANCE AT DECEMBER 31, 1994..........                              15,766           158      173,793     (24,148)        (419)
    Net loss..........................                                                                     (9,238)

BALANCE AT DECEMBER 31, 1995..........                              15,766           158      173,793     (33,386)        (419)
     Cashless exercise of stock options                              1,048            10       20,166
    Purchase of treasury stock........                                (710)                                            (13,583)
    Net loss through June 12, 1996....                                                                    (24,332)
    Change of control.................     1,000      $      -     (16,104)         (168)      24,472      57,718       14,002
    Net income June 13, 1996 to
      December 31, 1996...............                                                                      4,064

BALANCE AT DECEMBER 31, 1996..........     1,000      $      -            -        $    -    $218,431     $ 4,064      $     -

See Note 2 "Merger."

6.  EMPLOYEE BENEFIT PLANS

Incentive Stock Plans

Prior to the Merger, the 1993 Long-Term Incentive Plan (the "1993 Plan") provided for the granting of any or all of the following types of awards:
(i) stock options, including Incentive stock options and non-qualified stock options, (ii) stock appreciation rights ("SARs"), in tandem with stock options or freestanding, (iii) restricted stock, (iv) performance share awards, and (v) stock value equivalent awards. In conjunction with the Merger, the 1993 Plan was terminated and all outstanding shares granted pursuant to the 1993 Plan were exchanged for ENSCO common stock.

Stock Options - The table below summarizes the transactions relating to stock options. (shares in thousands)

                                                                    1996                       1995                1994
                                                            --------------------       --------------------       ------
                                                                       WEIGHTED-                  WEIGHTED-
                                                                        AVERAGE                    AVERAGE
                                                                       EXERCISE                   EXERCISE
                                                            SHARES       PRICE         SHARES       PRICE         SHARES
                                                            -------    ---------       ------     ---------       ------
       Outstanding, beginning of year . . . . . . . . .      1,059       $10.04          830        $12.75          300
       Granted  . . . . . . . . . . . . . . . . . . . .          -                     1,059         10.04          550
       Exercised  . . . . . . . . . . . . . . . . . . .     (1,048)       10.04            -             -            -
       Exchanged for ENSCO common stock in Merger . . .        (11)        9.83            -             -            -
       Canceled or forfeited  . . . . . . . . . . . . .          -            -         (830)        12.75          (20)
       Outstanding, end of year . . . . . . . . . . . .          -            -        1,059        $10.04          830

In August 1995, the Compensation Committee of the Company's Board of Directors (the "Committee") approved the cancellation of 806,000 then outstanding management options and the issuance of 951,000 options. The options cancelled had been granted by the Committee in August 1993 (270,000 options) and October 1994 (536,000 options) at exercise prices of $14.000 and $12.125, respectively. The options granted in August 1995 were issued at $10, the market price of the common stock on the date of the grant.

In connection with the Merger, the 1993 Plan was amended to allow for the cashless exercise of outstanding stock options prior to the Merger date or the exchange of options for shares of ENSCO common stock on the Merger date. As a result of this change, the Company recorded a charge of approximately $9.7 million which is included in Change in Control expense in the consolidated statement of operations.

Under SFAS No. 123, the Company is required to disclose information related to net income and earnings per share as if it had accounted for its employee stock options under the fair value provisions of that statement. For the options granted by the Company in 1995, the Company determined that such grants accounted for under the provisions of the SFAS No. 123 did not have a material impact on net income or earnings per share in 1995. As discussed above, the Company amended the 1993 Plan in connection with the Merger which resulted in a charge recorded by the Company in accordance with the provisions of Opinion 25 and related authoritative interpretations. The Company determined that the expense recognized under SFAS No. 123 in 1996 would not have been materially different than that recognized under Opinion 25.

Restricted Stock - The 1993 Plan provided that shares of common stock subject to certain restrictions may be awarded to eligible employees from time to time as determined by the Compensation Committee of the Board of Directors. In 1993, 55,210 shares of Restricted Stock were granted to key employees. As of December 31, 1995, all but 30,000 of the shares were fully vested. As a result of the Merger, all shares of Restricted Stock were immediately vested and were exchanged for ENSCO common stock. Non-cash compensation expense in the amount of approximately $600,000 was recognized during 1994 relating to these shares. As of December 31, 1994 all compensation expense related to the 55,210 share grant had been recognized.

Dual Invest AS Stock Option Compensation Plan - Certain key employees were granted options in December 1991 to purchase Dual Invest AS shares pursuant to the Dual Invest AS Plan. In connection with the initial public offering of Dual equity securities in 1993, such employees relinquished their options under the Dual Invest Plan in exchange for direct grants by Dual Invest of shares of common stock of the Company owned by Dual Invest. Dual Invest granted an aggregate of 117,647 shares of common stock pursuant to this plan. All shares awarded under the Dual Invest Plan were fully vested as of December 31, 1994. Non-cash compensation expense recognized during 1994 for these awards was approximately $600,000.

Defined Contribution Plan

Effective June 30, 1996, the DUAL DRILLING COMPANY Thrift and 401(k) Retirement and Savings Plan (the "Retirement Plan") was frozen. All participants who remained employees of the Company after the Merger were allowed to become participants in the ENSCO Savings Plan. As soon as regulatory approvals are obtained, the Retirement Plan will be merged into the ENSCO Savings Plan. Costs incurred by the Company for matching contributions under the Retirement Plan were approximately $300,000 for 1996 and $600,000 for each of the years 1995 and 1994.

Health Care and Life Insurance Benefits

Prior to the Merger, the Company provided certain health care and life insurance benefits for substantially all its active and retired employees. Health care benefits were self-insured up to specified limits per incident and were made available on a contributory basis. Effective June 30, 1996, all Company health care and life insurance benefit plans were terminated. Company employees who were retained by ENSCO subsequent to the Merger were provided health care and life insurance benefits through ENSCO's plans. ENSCO does not provide any contributory health care or life insurance benefits to its retired employees.

Statement of Accounting Standards No. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions" requires that the estimated cost of such benefits be accrued during the employee's active service period. The Company had historically recognized the cost of certain post-retirement benefits on an accrual basis consistent with the requirements of SFAS No.
106. The net health care costs accrued in 1996 were immaterial and the recorded liability at June 12, 1996 was eliminated as a result of the Merger and related termination of the Company's health care and life insurance benefit plans. The components of net post-retirement health care costs for the years ended December 31, 1995 and 1994 are detailed below (in thousands):
                                                         1995    1994
                                                         ----    ----
    Service cost - benefits earned during the period..   $ 65    $ 71
    Interest cost on accumulated post-retirement
      benefit obligation..............................     42      32
        Net post-retirement health care cost..........   $107    $103

Benefits under the Company's post-retirement health care plan were not funded. The status of the plan as of December 31, 1995 was as follows (in thousands):
                                                         1995
    Actuarial present value of accumulated post-         ----
      retirement benefit obligation:
    Retirees and dependents...........................   $ 84
    Active employees eligible for benefits............    173
    Active employees not yet eligible for benefits....    317
      Accrued post-retirement health care liability...   $574

The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 13% for 1995, gradually declining to 5% by the year 2003 and remaining at that level thereafter. The effect of a one percentage point increase in the assumed health care cost trend rate for each future year on (i) the portion of the accumulated post-retirement benefit obligation applicable to health care benefits as of December 31, 1995 and (ii) the net post-retirement health care cost for the year then ended would not be material. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% for 1995.

Supplemental Executive Retirement Plan

In June 1993, the Company implemented the Supplemental Executive Retirement Plan (the "Plan"), a defined benefit pension plan covering certain of its executive officers. In conjunction with the Merger, the Company, ENSCO and the Plan participants agreed to terminate the Plan and distribute an aggregate $2.3 million to the participants. As such, the Company recorded pension cost related to the Plan of approximately $1.7 million in 1996, of which $1.2 million is recorded in Change in Control expenses in the consolidated statement of operations. The Plan termination liability of $2.3 million was recorded in Accrued Liabilities and Other at December 31, 1996 and was subsequently paid in January 1997.

The components of net pension cost for the years ended December 31, 1995 and 1994 are detailed below (in thousands).
                                                         1995     1994
                                                         ----     ----
    Service cost - benefits earned during the period..   $207     $212
    Interest cost on projected benefit obligation.....     71       15
    Net amortization and deferral.....................     30        4
       Net pension cost...............................   $308     $231

The following table outlines the funded status of the Plan and the amounts recognized in the Company's consolidated balance sheet as of December 31, 1995 (in thousands).
                                                       1995
    Actuarial present value of plan benefits         --------
      Vested......................................   $   868
      Non-vested..................................        98
      Accumulated benefit obligation..............       966
      Effect of projected salary increases........        46
    Projected benefit obligation (PBO)............     1,012
    Plan assets at fair value.....................         0
    Projected benefit obligation in excess of
      plan assets.................................    (1,012)
    Unrecognized net gain.........................      (200)
    Prior service cost not yet recognized in net
      periodic pension cost.......................       543
    Adjustment required to recognize minimum
      liability...................................      (297)
    Pension liability included in Other
      Liabilities on the Consolidated Balance
      Sheet.......................................    $ (966)

The assumed rate of increase in future compensation was 3% for 1995. The discount rate used to calculate the actuarial present value of the projected benefit obligation was 7.5% for 1995.

7.  INCOME TAXES

The Company had income (loss) of $(13.7) million, $(33.6) million, $(6.7) million and $(4.1) million from its operations before income taxes in the United States and income (loss) of $16.7 million, $9.9 million, $(1.7) million and $(13.0) million from its operations before income taxes in foreign countries for the period June 13, 1996 to December 31, 1996, January 1, 1996 to June 12, 1996 and for the years ended December 31, 1995 and 1994, respectively.

The provisions for income taxes for the years ended December 31, 1996, 1995 and 1994 are summarized as follows (in thousands):

                                1996        1996
                              Successor  Predecessor    1995      1994
                              ---------  -----------   ------   --------
    Current:
       Federal...............  $     -      $    -     $    -    $   171
       State.................        -           -         24          -
       Foreign...............    1,581       1,273      1,753      2,157
          Total current......    1,581       1,273      1,777      2,328

    Deferred:
       Federal...............   (4,113)       (645)         -     (2,341)
       Foreign...............    1,388           -       (892)        56
          Total deferred.....   (2,725)       (645)      (892)    (2,285)

    Total....................  $(1,144)     $  628     $  885    $    43

     Deferred income tax assets and liabilities as of December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                       1996       1995
                                                    Successor Predecessor
    Deferred tax assets:                             --------  ----------
       Domestic:
          Deferred interest deduction............     $     -   $   250
          Deferred compensation..................       4,045       621
          Net operating loss carryforward........      17,153    13,454
          Liabilities not deductible for tax
             purposes............................       3,225         -
          Other..................................       2,829       502
       Foreign:
          Net operating loss carryforward........          90       178
       Gross deferred tax assets.................      27,342    15,005
       Valuation allowance.......................           -    (5,757)
       Net deferred tax assets...................    $ 27,342   $ 9,248

    Deferred tax liabilities:
       Domestic:
          Excess of net book basis over tax basis    $ 33,429  $ 5,113
          Deferred installment gain..............       3,186    3,186
          Undistributed foreign earnings.........         771      771
       Foreign:
          Excess of net book basis over tax basis       5,288    1,974
       Total deferred tax liability..............      42,674   11,044
       Less:  Net deferred tax assets............     (27,342)  (9,248)
       Net deferred tax liability................      15,332    1,796
       Add:  Current deferred tax asset..........       4,153
       Long term deferred tax liability..........    $ 19,485  $ 1,796

The following is a reconciliation of the provision for income taxes calculated at the U.S. federal income tax rate to the income taxes reflected in the consolidated statement of operations:

                                 1996        1996
                               Successor  Predecessor    1995      1994
Current:                       ---------  -----------  --------  --------
Income tax expense (benefit)
  at U.S. federal tax rate....  $ 1,022     $(8,296)   $(2,924)  $(5,878)
Increase (decrease) in tax
  resulting from:
    Effects of foreign taxes..   (2,804)      1,845      1,868     2,909
    Goodwill amortization.....      434         272        604       587
    Change in valuation
      allowance...............        -       6,807      2,082     3,675
    Non-deductible
      expenditures............        -           -          -       879
    Items not related to
      current year operations.        -           -       (946)   (2,052)
    Other.....................      204           -        201       (77)
    Income tax expense
      (benefit)...............  $(1,144)    $   628    $   885   $    43

At December 31, 1996, the Company had regular and alternative minimum tax net operating loss carryforwards of approximately $49.0 million and $21.7 million, respectively, and foreign tax credit carryforwards of $1.0 million. If not utilized, the regular and alternative minimum tax net operating loss carryforwards expire in 2009 and 2010. The foreign tax credit carryforward expires in 2001.

As a result of the Merger, the Company is now included in the ENSCO U.S. consolidated tax return. The Merger also results in the utilization of the Company's net operating loss carryforwards being subject to limitations imposed by the Internal Revenue Code of 1986. However, the Company does not expect such limitations to have an effect upon its ability to utilize its net operating loss carryforwards.

It is the policy of the Company to consider that income generated in foreign subsidiaries is permanently invested. A significant portion of the Company's undistributed foreign earnings at December 31, 1996 were generated by controlled foreign corporations. A portion of the undistributed foreign earnings were taxed, for U.S. tax purposes, in the year that such earnings arose. Upon distribution of foreign earnings in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes. However, deferred taxes related to the future remittance of these funds are not expected to be significant to the financial statements of the Company.

8.  COMMITMENTS AND CONTINGENCIES

Leases and Contracts

    The Company is obligated under leases for certain of its offices and equipment. Rental expense relating to operating leases was $532,000 for the period June 13 through December 31, 1996, $407,000 for the period January 1 through June 12, 1996, and $1.1 million and $1.2 million for the years ended December 31, 1995 and 1994, respectively. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $564,200 in 1997; $415,800 in 1998 and $53,400 in 1999.

    The Company's domestic rigs are bareboat chartered to ENSCO Offshore Company, a wholly owned subsidiary of ENSCO. Fixed daily rates are paid to the Company under one year bareboat charter agreements. See Note 10 "Related Party Transactions."

    One of the Company's rigs is owned 49% by the Company and 51% by a Malaysian company ("Malaysian Company"). Under terms of an operating agreement between the Company and the Malaysian Company, the Company makes a charter payment to the Malaysian Company when the rig is operating under a drilling contract.

    The Company makes  payments to ENSCO under a Master  Services Agreement
for support services  for the Company's operations.   See Note  10 "Related
Party Transactions."

Insurance

    Prior to the Merger, the Company was self-insured for its maritime claims exposure that provided for self-insured limits of up to $500,000 for each claim. Effective June 12, 1996, the Company's insurance coverage was increased to levels consistent with ENSCO's policies which, among other things, limits the exposure to maritime claims to $25,000 for each claim. Based on current information, the Company has provided adequate reserves for such claims.

Letters of Credit

    The Company maintains legally restricted cash balances with a bank as collateral for letters of credit issued by the bank for providing bid bonds and performance bonds required on drilling contracts in which the Company may bid or be awarded. These restricted cash balances aggregated $1.1 million at December 31, 1996 and are included in Other Current Assets.

    At December 31, 1996, there were no other contingencies, claims, or lawsuits against the Company, which, in the opinion of management, would have a material effect on its financial condition or results of operations.

9.  GEOGRAPHIC REGION INFORMATION AND MAJOR CUSTOMERS

     The  Company's 10 jackup rigs  and eight platform  rigs (including one which is managed but not owned) are located in the Gulf of Mexico and throughout Asia. Business levels for the Company and for the offshore contract drilling industry, in general, are significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate based upon many factors, including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

     The following shows geographic region information for the Successor period June 13, 1996 to December 31, 1996, the Predecessor period January 1, 1996 to June 12, 1996, and for the years ended December 31, 1995 and 1994 (in thousands):

                                                        GEOGRAPHIC REGION

                                                               North                     South      Corporate
                                                              America       Asia        America      & Other      Total
        June 13,1996 - December 31, 1996 (Successor)
        Revenues  . . . . . . . . . . . . . . . . . . .      $ 19,093     $ 24,532      $           $           $ 43,625
        Operating income (loss) . . . . . . . . . . . .         8,314        3,395                    (2,640)      9,069
        Identifiable assets . . . . . . . . . . . . . .       280,968      123,289                               404,257

        January 1, 1996 - June 12,1996 (Predecessor)
        Revenues  . . . . . . . . . . . . . . . . . . .      $ 32,424     $ 21,118      $           $           $ 53,542
        Operating income (loss) . . . . . . . . . . . .         2,189        5,239                   (25,762)    (18,334)

        1995
        Revenues  . . . . . . . . . . . . . . . . . . .      $ 47,106     $ 38,783      $           $           $ 85,889
        Operating income (loss) . . . . . . . . . . . .           358        5,694                    (7,563)     (1,511)
        Identifiable assets . . . . . . . . . . . . . .       180,069      123,500          191            2     303,762

        1994
        Revenues  . . . . . . . . . . . . . . . . . . .      $ 62,719     $ 39,348      $ 2,198     $           $104,265
        Operating income (loss) . . . . . . . . . . . .         6,241       (5,886)         409       (8,992)     (8,228)
        Identifiable assets . . . . . . . . . . . . . .       213,900      108,518          192           11     322,621

     During the period June 13, to December 31, 1996, revenues from four customers accounted for 24%, 23%, 15% and 13% of total revenues.

     During the period January 1, to June 12, 1996, revenues from one customer accounted for 15% of total revenues and revenues from two customers each accounted for 13% of total revenues.

     During 1995, revenues from three customers accounted for 17%, 14% and 11% of total revenues.

     During 1994, revenues from two customers each approximated 12% of total revenues.

10. RELATED PARTY TRANSACTIONS

    Effective  June  13,  1996,  each   of  the  Company's  domestic  rigs,
currently consisting of two jackup rigs and seven platform rigs, were bareboat chartered to ENSCO Offshore Company ("ENSCO Offshore"), a wholly owned subsidiary of ENSCO, to achieve certain operating and marketing efficiencies. The terms of the bareboat charter agreements with ENSCO Offshore provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. Each respective bareboat charter rate is increased for any capital expenditures made by the Company on a chartered rig and the rate is reduced to 50% of the normal rate if a rig is idle for more than 30 days. The initial term of the bareboat charter agreements is one year, with automatic one year extensions, unless either party gives at least one month's prior notice of termination. Revenues relating to the bareboat charter agreements were $10.5 million for the period June 13, 1996 to December 31, 1996.

    On June 13, 1996, the Company entered into a Master Services Agreement with ENSCO. Under the terms of the Master Services Agreement, ENSCO provides certain shorebase and corporate support services for the Company's domestic and foreign operations. The Company pays ENSCO a monthly fee for these services under the Master Services Agreement, which the Company believes is reasonable for the services provided. General and administrative expense relating to the Master Services Agreement was $2.6 million for the period from June 13, 1996 to December 31, 1996.

    ENSCO holds a portion  of the Company's Notes  as of December 31, 1996.
See Note 4 "Long-Term Debt."   Interest expense relating to the 9 7/8% Notes
held by ENSCO was $1.2 million for the year ended December 31, 1996.

    At December 31, 1996, the Company had a net liability due to ENSCO of approximately $859,000 which is recorded in Accounts Payable.

    During 1994, the Company received assistance in securing insurance coverage from Mosvold Brokers AS, a Norwegian company that was associated with Dual Invest until late 1995. For its assistance, Mosvold Brokers AS received brokerage commissions from insurance underwriters totaling approximately $0.2 million.

    The Company  has  performed  contract  drilling services  for  Newfield
Exploration Company ("Newfield"), from which revenues earned totaled approximately $3.0 million during the year ended December 31, 1994. A former director of the Company from August 1993 to May 1995, serves as Chairman and Chief Executive Officer of Newfield.

11. SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Balance  Sheet  Information.    Accounts  receivable,  net  at
December 31, 1996 and 1995 consisted of the following (in thousands):

                                                     1996        1995
                                                   Successor  Predecessor
                                                   ---------  -----------
     Trade  . . . . . . . . . . . . . . . . .        $11,518    $19,338
     Other  . . . . . . . . . . . . . . . . .            343      3,022
                                                      11,861     22,360
     Allowance for doubtful accounts  . . . .           (148)      (345)
                                                     $11,713    $22,015

Other current assets at December 31, 1996 and 1995 consisted of the following (in thousands):
                                                     1996        1995
                                                   Successor  Predecessor
                                                   ---------  -----------
     Trust-Supplemental executive retirement
     plan   . . . . . . . . . . . . . . . . .        $ 2,292    $     -
     Refundable foreign withholding tax   . .              -      3,878
     Deposits   . . . . . . . . . . . . . . .          1,224        207
     Prepaid taxes    . . . . . . . . . . . .          1,416        472
     Prepaid expenses   . . . . . . . . . . .            509      1,623
     Inventory  . . . . . . . . . . . . . . .              -      5,603
     Current deferred tax asset   . . . . . .          4,153          -
     Other  . . . . . . . . . . . . . . . . .            415        617
                                                     $10,009    $12,400

Other assets at December 31, 1996 and 1995 consisted of the following (in thousands):
                                                      1996        1995
                                                   Successor  Predecessor
                                                   ---------  -----------
     Goodwill   . . . . . . . . . . . . . . .        $99,410    $25,032
     Other  . . . . . . . . . . . . . . . . .            245      5,056
                                                     $99,655    $30,088

Accrued liabilities at December 31, 1996 and 1995 consisted of the following (in thousands):
                                                      1996        1995
                                                   Successor  Predecessor
                                                   ---------  -----------
     Operating expenses   . . . . . . . . . .        $ 7,303    $ 5,033
     Payroll  . . . . . . . . . . . . . . . .          3,091      2,443
     Taxes  . . . . . . . . . . . . . . . . .          2,378        864
     Insurance  . . . . . . . . . . . . . . .          2,500          -
     Other  . . . . . . . . . . . . . . . . .            361      1,686
                                                     $15,633    $10,026

Consolidated Statement of Operations Information. Maintenance and repairs expense for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                    1996       1996
                                 Successor  Predecessor    1995      1994
                                 ---------  -----------  --------  --------
   Maintenance and repairs . . .  $ 3,029     $ 5,911    $10,295   $10,388


Consolidated Statement of Cash Flows Information. The 1996 consolidated statement of cash flows excludes the non cash issuance of common stock in the merger of the Company with ENSCO as described in Note 2 "Merger."

Cash paid for interest and income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                    1996       1996
                                 Successor  Predecessor    1995      1994
                                 ---------  -----------  --------  --------
   Interest. . . . . . . . . . .  $ 6,326     $ 6,915     $14,147   $8,280
   Income taxes. . . . . . . . .    1,317       1,696       2,011    2,962

Fair Value of Financial Instruments. The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair values at December 31, 1996 and 1995 are as follows (in thousands):

                                 December 31, 1996    December 31, 1995
                                     Successor           Predecessor
                                -------------------  -------------------
                                          Estimated            Estimated
                                Carrying     Fair    Carrying     Fair
                                 Amount     Value     Amount     Value
                                --------  ---------  --------  ---------
Liabilities - long-term debt,
  including current maturities  $134,387  $137,867   $144,701  $139,201

The estimated fair values were determined as follows:

Quoted market price for the Notes and interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt issues.

The estimated fair value of the Company's cash and cash equivalents, short-
term  investments,  receivables,  trade   payables  and  other  liabilities
approximated their carrying values at December 31, 1996 and 1995.

Concentration of Credit Risk. Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. At December 31, 1996, the Company's trade receivables are predominantly from major international oil companies and government-owned oil companies. The Company's cash and cash equivalents are maintained in major banks and high grade investments. As a result, the Company believes the credit risk in such instruments is minimal.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                         PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Not required under the reduced disclosure format.


ITEM 11.  EXECUTIVE COMPENSATION

Not required under the reduced disclosure format.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not required under the reduced disclosure format.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not required under the reduced disclosure format.

                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial statements, financial statement schedules and exhibits filed as part of this report:
                                                                 Page
     (1)  Financial Statements of Dual Holding Company
              Reports of Independent Accountants                  13
              Consolidated Balance Sheet                          14
              Consolidated Statement of Operations                15
              Consolidated Statement of Cash Flows                16
              Notes to the Consolidated Financial Statements      17

     (2)  Exhibits

          The following instruments are included as exhibits to this report. Exhibits incorporated by reference are so indicated by parenthetical information.

EXHIBIT NO.         DESCRIPTION

  2            -    Agreement and  Plan of Merger among ENSCO International
                    Incorporated,   DDC   Acquisition  Company   and   DUAL
                    DRILLING COMPANY dated  March 21, 1996 (incorporated by
                    reference to exhibit (C)(1)  to the Company's  Form 8-K
                    as filed  with the  Securities and Exchange  Commission
                    on April 1, 1996).
  2.1          -    Principal   Stockholders   Agreement    between   ENSCO
                    International  Incorporated  and  Dual Invest  AS dated
                    March  21, 1996 (incorporated  by reference to Appendix
                    D  to   the  ENSCO  (File   No.  1-8097)   Registration
                    Statement  on Form  S-4,  as  amended, filed  with  the
                    Securities and Exchange Commission on May 10, 1996).
  2.2          -    Amendment No. 1 to Agreement  and Plan of Merger  dated
                    May  7, 1996, between ENSCO International Incorporated,
                    DDC  Acquisition  Company  and  DUAL  DRILLING  COMPANY
                    (incorporated  by reference to  exhibit 2.2  of  Amend-
                    ment  No.  1 to  the  ENSCO  International Incorporated
                    Registration Statement  on Form S-4 filed May 10, 1996,
                    Registration No. 333-3411).
  3            -    Certificate  of  Merger   of  DDC  Acquisition  Company
                    merging  into DUAL  DRILLING COMPANY  (incorporated  by
                    reference  to  exhibit   No.  3  to  the   Registrant's
                    Quarterly Report  on Form 10-Q for the quarterly period
                    ended June 30, 1996).
  3.1          -    Certificate   of   Incorporation  of   DDC  Acquisition
                    Company, as amended (incorporated by reference to exhibit No. 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
                    1996).

EXHIBIT NO.         DESCRIPTION

  10           -    Amendment No.  1  dated as  of  June  13, 1996  to  the
                    Amended and  Restated Credit  Facility Agreement  dated
                    as of September  27, 1995  by and among  ENSCO Offshore
                    Company and ENSCO Offshore U.K. Limited, as  borrowers,
                    and Christiania Bank  OG Kreditkasse, New York  Branch,
                    and den Norske Bank AS,  New York Branch, as  the Banks
                    (incorporated by  reference   to exhibit  No. 10.25  to
                    the ENSCO International  Incorporated (File No. 1-8097)
                    Form  10-Q for  the  quarterly  period ended  June  30,
                    1996).
  10.1         -    First Preferred Fleet Mortgage  dated June 13,  1996 by
                    ENSCO Offshore  Company II  and Bankers Trust  Company,
                    as  trustee for  the  benefit  of Christiania  Bank  OG
                    Kreditkasse, New York Branch,  and den Norske  Bank AS,
                    New York  Branch (incorporated by reference  to exhibit
                    No.  10.27  to  the  ENSCO  International  Incorporated
                    (File  No. 1-8097) Form  10-Q for  the quarterly period
                    ended June 30, 1996).
  10.2         -    Form  of   Standard  Bareboat   Charter  between  ENSCO
                    Offshore  Company  and  the  Company  (incorporated  by
                    reference    to exhibit  No.  10.2 to  the Registrant's
                    Quarterly Report  on Form 10-Q for the quarterly period
                    ended June 30, 1996).
  10.3         -    Form  of   Standard  Platform  Charter  between   ENSCO
                    Offshore  Company  and  the  Company  (incorporated  by
                    reference    to exhibit  No.  10.3 to  the Registrant's
                    Quarterly Report  on Form 10-Q for the quarterly period
                    ended June 30, 1996).
  10.4         -    Master  Services Agreement  between ENSCO International
                    Incorporated   and   the   Company   (incorporated   by
                    reference    to exhibit  No.  10.4 to  the Registrant's
                    Quarterly Report  on Form 10-Q for the quarterly period
                    ended June 30, 1996).
  10.5         -    DUAL  DRILLING  COMPANY Employees  Tax  Deferred/Thrift
                    Savings Plan and Trust  (filed as  exhibit 10.2 to  the
                    Company's Registration Statement on  Form S-1 (No.  33-
                    64550) and incorporated herein by reference).
  10.6         -    Long  Term  Team Incentive  Program  (filed  as exhibit
                    10.3 to  the Company's  Registration Statement  on Form
                    S-1   (No.   33-64550)   and  incorporated   herein  by
                    reference).
  10.7         -    MOSVOLD  SHIPPING  AS Stock  Option  Compensation  Plan
                    (filed  as exhibit 10.4  to the  Company's Registration
                    Statement on Form S-1 (No. 33-64550) and incorporated herein by reference).

EXHIBIT NO.         DESCRIPTION

  10.8         -    Benefit Restoration  Plan (filed as exhibit 10.5 to the
                    Company's  Registration  Statement  on  Form  S-1  (No.
                    33-72744) and incorporated herein by reference).
  10.9         -    1993  Long Term Incentive  Plan (filed  as exhibit 10.6
                    to  the Company's  Registration  Statement on  Form S-1
                    (No. 33-72744) and incorporated herein by reference).
  10.10        -    Supplemental  Executive  Retirement  Plan    (filed  as
                    exhibit 10.7  to the  Company's Registration  Statement
                    on Form S-1 (No.  33-72744) and incorporated  herein by
                    reference).
  10.11        -    Office Lease,  dated as  of October  12, 1998,  between
                    Sherry  Lane  Associates  and  DUAL   DRILLING  COMPANY
                    (filed as exhibit  10.14 to the Company's  Registration
                    Statement on Form S-1  (No. 33-64550) and  incorporated
                    herein by reference).
  10.12        -    Dual    Drilling    Company    Non-Employee    Director
                    Compensation  Plan   (filed  as  exhibit   4.3  to  the
                    Registrant's Registration  Statement on  Form S-8  (No.
                    33-87634) filed on  December 24, 1994  and incorporated
                    herein by reference).
  10.13        -    Indenture  dated   January  15,   1994,  between   DUAL
                    DRILLING COMPANY  and Merrill Lynch & Co., with respect
                    to the issuance of Senior Subordinated Notes due 2004.
  10.14        -    Dual  Drilling Company  1993 Long-Term  Incentive  Plan
                    (filed as exhibit 4.1 to  the Registrant's Registration
                    Statement on  Form S-8 (No. 33-75528) filed on February
                    18, 1994 and incorporated herein by reference).
  10.15        -    Memorandum of  Agreement, dated March 28, 1995, between
                    SEADRILL  97,  INC. and  Egyptian Drilling  Company for
                    sale  of DUAL  RIG  97 (filed  as  exhibit 25.2  to the
                    Registrant's  Quarterly  Report  on Form  10-Q  for the
                    quarterly period ended March 31,  1995 and incorporated
                    herein by reference).
  10.16        -    Sale  and Purchase  Agreement,  dated April  10,  1995,
                    between  DUAL  DRILLING  COMPANY   and  Global   Marine
                    Australia,  Inc.,  for  the  purchase  of  DUAL  RIG 88
                    (filed as  exhibit 25.3 to  the Registrant's  Quarterly
                    Report  on  Form 10-Q  for  the quarterly  period ended
                    March 31, 1995 and incorporated herein by reference).
  10.17        -    Severance Pay  Plan dated  August 21,  1995 for  Office
                    Employees (filed as  exhibit 10.38 to the  Registrant's
                    Annual Report on Form  10-K for the year ended December
                    31, 1995 and incorporated herein by reference).
  10.18        -    Severance  Pay  Plan  dated  August  21,  1995  for Key
                    Operating &  Support Staff Employees  (filed as exhibit
                    10.39  to the Registrant's  Annual Report  on Form 10-K
                    for the year ended  December 31, 1995  and incorporated
                    herein by reference).
  10.19        -    Severance  Pay  Plan  dated  August  21,  1995  for Key
                    Operating &  Engineering  Managers  (filed  as  exhibit
                    10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

EXHIBIT NO.         DESCRIPTION

  10.20        -    Employment  Agreement   of  Robert   F.  Chrone   dated
                    February 15, 1995 and as  amended February 15, 1995 and
                    August  21,   1995  (filed  as  exhibit  10.41  to  the
                    Registrant's  Annual Report on  Form 10-K  for the year
                    ended December  31,  1995  and incorporated  herein  by
                    reference).
 *27           -    Financial Data Schedule
_______________

*  Filed herewith


(b) No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1996.

                                       SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1997.

                                   Dual Holding Company
                                   (formerly DUAL DRILLING COMPANY)
                                              (Registrant)


                                   By:  /s/ C. CHRISTOPHER GAUT
                                        ---------------------------
                                            C. Christopher Gaut
                                            President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signatures                    Title                    Date


  /s/  C. CHRISTOPHER GAUT        President and Director     March 25, 1997
  -----------------------------
       C. Christopher Gaut


  /s/   RICHARD A. WILSON         Vice President and         March 25, 1997
  -----------------------------   Director
        Richard A. Wilson


  /s/     H. E. MALONE            Secretary and Director     March 25, 1997
  -----------------------------
          H. E. Malone