Form 10-Q
period 1997-03-31
DUAL DRILLING CO /DE/
filed 1997-05-14
CIK 907245

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
                               --------------

                                     OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________




                       Commission File Number 0-22078
                           DUAL HOLDING COMPANY
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

There were 1,000 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 13, 1997.



                            DUAL HOLDING COMPANY

                             INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1997

                                                                   PAGE
                                                                   ----
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheet
         March 31, 1997 and December 31, 1996                        3

      Consolidated Statement of Operations
         Three months ended March 31, 1997 and 1996                  4

      Consolidated Statement of Cash Flows
         Three months ended March 31, 1997 and 1996                  5

      Notes to Consolidated Financial Statements                     6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS            9

PART II - OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        12

SIGNATURES                                                          13


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

                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   DUAL HOLDING COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                               (In thousands)

                                          MARCH 31,    DECEMBER 31,
                                            1997           1996
                                         -----------   ------------
                                         (UNAUDITED)
ASSETS
------
CURRENT ASSETS
  Cash and cash equivalents.............   $  2,573      $  9,397
  Accounts and notes receivable, net....     13,218        11,713
  Prepaid expenses and other............      6,731        10,009
        Total current assets............     22,522        31,119
                                           --------      --------

PROPERTY AND EQUIPMENT, AT COST.........    301,182       285,536
  Less accumulated depreciation.........     17,763        12,053
        Property and equipment, net.....    283,419       273,483
                                           --------      --------
OTHER ASSETS, NET.......................     98,124        99,655
                                           --------      --------
                                           $404,065      $404,257
                                           ========      ========
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES
  Accounts payable......................   $ 12,152      $  1,267
  Accrued liabilities...................     10,635        15,633
        Total current liabilities.......     22,787        16,900
                                           --------      --------

LONG-TERM DEBT..........................    134,231       134,387

DEFERRED INCOME TAXES...................     19,537        19,485

OTHER LIABILITIES.......................      9,460        10,990

STOCKHOLDER'S EQUITY
  Common stock ($.10 par value, 10,000
    shares authorized and 1,000 shares
    issued).............................          -             -
  Additional paid-in capital............    218,431       218,431
  Retained earnings (deficit)...........       (381)        4,064
        Total stockholder's equity......    218,050       222,495
                                           --------      --------
                                           $404,065      $404,257
                                           ========      ========

The accompanying notes are an integral part of these financial statements.

                   DUAL HOLDING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
                   (In thousands, except per share data)


                                        SUCCESSOR    | PREDECESSOR
                                       ------------  | ------------
                                       THREE MONTHS  | THREE MONTHS
                                          ENDED      |    ENDED
                                         MARCH 31,   |   MARCH 31,
                                           1997      |     1996
                                       ------------  | ------------
                                                     |
REVENUES............................    $  17,874    |   $ 29,461
                                                     |
OPERATING EXPENSES                                   |
  Operating costs...................       11,573    |     18,589
  Depreciation and amortization.....        6,358    |      4,813
  General and administrative........        1,200    |      2,040
                                           19,131    |     25,442
                                       ----------    |   --------
                                                     |
OPERATING INCOME (LOSS).............       (1,257)   |      4,019
                                       ----------    |   --------
                                                     |
OTHER INCOME (EXPENSE)                               |
  Interest income...................          323    |        527
  Interest expense..................       (2,947)   |     (3,634)
  Other, Net........................          (11)   |         92
                                           (2,635)   |     (3,015)
                                       ----------    |   --------
                                                     |
INCOME (LOSS) BEFORE INCOME TAXES...       (3,892)   |      1,004
                                       ----------    |   --------
                                                     |
PROVISION FOR INCOME TAXES..........          553    |         30
                                       ----------    |   --------
                                                     |
NET INCOME (LOSS)...................   $   (4,445)   |   $    974
                                       ==========    |   ========
EARNINGS (LOSS) PER SHARE...........   $(4,445.00)   |   $    .06
                                       ==========    |   ========
WEIGHTED AVERAGE SHARES OUTSTANDING.            1    |     15,766
                                       ==========    |   ========


The accompanying notes are an integral part of these financial statements.

                   DUAL HOLDING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                               (In thousands)

                                            SUCCESSOR   | PREDECESSOR
                                           ------------ | ------------
                                           THREE MONTHS | THREE MONTHS
                                               ENDED    |    ENDED
                                             MARCH 31,  |   MARCH 31,
                                                1997    |     1996
                                           ------------ | ------------
OPERATING ACTIVITIES                                    |
  Net income (loss)........................  $ (4,445)  |   $   974
  Adjustments to reconcile net income                   |
    (loss)to net cash provided by operating             |
    activities:                                         |
      Depreciation and amortization........     6,358   |     4,813
      Deferred income taxes................        52   |      (234)
      Other................................      (151)  |    (1,075)
      Changes in operating assets and                   |
        liabilities:                                    |
        Increase in accounts receivable....    (1,512)  |    (1,891)
        Decrease in prepaid expenses                    |
        and other assets...................     2,929   |     2,232
        Increase in accounts payable.......    10,881   |       928
        Increase (decrease)in accrued                   |
          liabilities and other............    (6,140)  |       290
            Net cash provided by operating              |
              activities...................     7,972   |     6,037
                                             --------   |   -------
INVESTING ACTIVITIES                                    |
  Additions to property and equipment......   (15,787)  |    (1,434)
  Proceeds from sale of assets.............       167   |        54
    Net cash used by investing activities..   (15,620)  |    (1,380)
                                             --------   |   -------
FINANCING ACTIVITIES                                    |
  Reduction of long-term borrowings........      (251)  |    (2,275)
  Reduction in restricted cash.............     1,075   |         -
  Other....................................         -   |         5
    Net cash provided (used) by financing               |
      activities...........................       824   |    (2,270)
                                             --------   |   -------
INCREASE (DECREASE) IN CASH AND CASH                    |
  EQUIVALENTS..............................    (6,824)  |     2,387
                                                        |
CASH AND CASH EQUIVALENTS, BEGINNING OF                 |
  OF PERIOD................................     9,397   |    42,830
                                             --------   |   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD...  $  2,573   |   $45,217
                                             ========   |   =======

The accompanying notes are an integral part of these financial statements.

                   DUAL HOLDING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1 - Unaudited Financial Statements
---------------------------------------
The consolidated financial statements included herein have been prepared by Dual Holding Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (which consist of normal recurring adjustments) which are necessary for a fair statement of the financial position and results of operations for the interim periods presented.

In addition, the consolidated financial statements included herein present the results of the Company during the period prior to its acquisition ("Predecessor" entity) by ENSCO International Incorporated ("ENSCO") as well as the period subsequent to its acquisition ("Successor" entity). (See Note 2 - "Merger".) The financial statements of the Predecessor and Successor are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor compared to that of the Successor as well as the effect on the Successor's operations for adjustments to depreciation, amortization, interest income, interest expense and income taxes.

It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

Note 2 - Merger
---------------
On June 12, 1996, the Company was acquired by ENSCO in a purchase acquisition (the "Merger"). The Merger was approved on that date by the stockholders of the Company who received 0.625 shares of ENSCO common stock for each share of the Company's common stock. The Company's stockholders of record as of June 12, 1996 received, in the aggregate, approximately
10.1 million shares of ENSCO common stock in connection with the acquisition, resulting in an acquisition price of $218.4 million.

The Company used the purchase method to record the Merger. The purchase price allocation has been based on preliminary estimates of fair value of the assets acquired and liabilities assumed and is subject to adjustment as additional information becomes available and is evaluated. The primary areas subject to further purchase price adjustment are reserves associated with insurance related matters and taxes. The excess of purchase price over net assets acquired approximated $100.0 million and is being amortized over 40 years.

The following unaudited pro forma information shows the consolidated results of operations for the three months ended March 31, 1996 based upon adjustments to the historical financial statements of the Company to give effect to the Merger as if such Merger had occurred on January 1, 1996 (in thousands, except per share data):

                                             1996
                                           -------
                    Operating revenues     $29,461
                    Operating income         2,542
                    Net income                 134
                    Net income per share       134

The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition occurred on January 1, 1996, or of results that may occur in the future.

Note 3 - Debt
-------------
The Company has a revolving credit facility which is structured as a "Sub-Facility" of ENSCO'S revolving credit facility with a group of international banks (the "Facility"). On February 27, 1997, ENSCO amended and restated its revolving credit facility which increased the availability under the Facility from $150.0 million to $200.0 million and reduced the interest rate margin and commitment fee. Also, the availability of the Company's Sub-Facility was increased to $50.0 million from $35.0 million. The Facility provides the option to increase or decrease the availability under the Sub-Facility by transferring between sub-facilities available amounts up to $15.0 million at the discretion of ENSCO and the Company. The interest rate on the Facility continues to be tied to London Interbank offered rates and the maturity date remains October 2001. In April 1997, the Company borrowed an additional $15.0 million under the Sub-Facility.

Note 4 - Related Party Transactions
-----------------------------------
At March 31, 1997, three of the Company's four jackup rigs and the seven platform rigs in the Gulf of Mexico were under bareboat charter to a wholly owned subsidiary of ENSCO to achieve certain operating and marketing efficiencies. The terms of the bareboat charter agreements with ENSCO provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. Each respective bareboat charter rate is increased for any capital additions made by the Company for a chartered rig and the rate is reduced to 50% of the normal rate if a rig is idle more than 30 consecutive days. The initial term of the bareboat charter agreements is one year, with automatic one year extensions, unless either party gives at least one month's prior notice of termination. Revenues from the charter agreements were approximately $3.8 million for the quarter ended March 31, 1997.

The Company has a Master Services Agreement with ENSCO. Under the terms of the Master Services Agreement, ENSCO provides certain shorebase and corporate support services for the Company's domestic and foreign operations. The Company pays ENSCO a monthly fee of $400,000 for these services, which the Company believes is reasonable for the services provided.

At March 31, 1997, the Company had a net liability due to ENSCO of approximately $12.0 million which is recorded in Accounts Payable.

In April 1997, ENSCO announced that it agreed to acquire the remaining 51% interest in a jackup rig currently 49% owned by the Company. The transaction is expected to close in May 1997, subject to certain governmental approvals. When completed, the Company and another wholly owned ENSCO subsidiary will jointly own 100% of the jackup rig.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Dual Holding Company (the "Company") contracts its offshore drilling equipment for use in the Gulf of Mexico and Asia. Worldwide offshore drilling activity remained strong in the first quarter of 1997 with current demand absorbing substantially all drilling rigs that are in working condition and being actively marketed in the major offshore drilling markets throughout the world.

On June 12, 1996, the Company was acquired by ENSCO International Incorporated ("ENSCO") in a purchase acquisition. The following comparisons with the prior year period ended March 31, 1996 present the results of the Company during the period prior to its acquisition by ENSCO ("Predecessor" entity) as well as the period subsequent to its acquisition ("Successor" entity). The financial statements of the Predecessor and Successor are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor compared to that of the
Successor as well as the effect on the Successor's operations for adjustments to depreciation, amortization, interest income, interest expense and income taxes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996
------------------------------------------
The Company's operating margin (defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses) decreased approximately $4.6 million, or 42%, for the three months ended March 31, 1997 as compared with the prior year period. In the current year, five of the Company's ten jackup rigs were in the shipyard for all or a portion of the first quarter undergoing modifications and enhancements, resulting in the decrease in operating margin. In the prior year period, the Company's jackup rigs operated at 100% utilization. Four of the five rigs that were in the shipyard during the first quarter of 1997 have returned to work and the fifth is expected to return to work in mid-May 1997. In the first quarter of 1997, the Company transferred one jackup rig from the Gulf of Mexico to Southeast Asia. The Company now has six jackup rigs in Southeast Asia and four in the Gulf of Mexico.

Depreciation expense increased by approximately $1.5 million for the quarter ended March 31, 1997 compared with the prior year period, due primarily to the increase in drilling rig values and goodwill recorded in the Merger.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures
----------------------------------
The Company's cash provided by operations and used for capital expenditures for the three months ended March 31, 1997 and 1996 were as follows (in thousands):

                                              1997           1996
                                            --------       --------

     Cash provided by operations            $  7,972       $  6,037
                                            ========       ========
     Capital expenditures                   $ 15,787       $  1,434
                                            ========       ========

Cash flow from operations increased by $1.9 million for the three months ended March 31, 1997 as compared with the prior year period. The increase in cash flow from operations is primarily a result of the net change in various working capital accounts offset, in part, by the decrease in operating margin resulting from the shipyard downtime of five rigs during the first quarter of 1997.

Financing and Capital Resources
-------------------------------
The Company has a revolving credit facility which is structured as a "Sub-Facility" of ENSCO'S revolving credit facility with a group of international banks (the "Facility"). On February 27, 1997, ENSCO amended and restated its revolving credit facility increasing the availability under the Facility from $150.0 million to $200.0 million and reducing the interest rate margin and commitment fee. Also, the availability of the Company's Sub-Facility was increased to $50.0 million from $35.0 million. The Facility provides the option to increase or decrease the availability under the Sub-Facility by transferring between sub-facilities available amounts up to $15.0 million at the discretion of ENSCO and the Company. The interest rate on the Facility continues to be tied to London Interbank offered rates and the maturity date remains October 2001. In April 1997, the Company borrowed an additional $15.0 million under the Sub-Facility.

The Company's liquidity position at March 31, 1997 and December 31, 1996 is summarized in the table below (in thousands, except ratios):

                                            MARCH 31,     DECEMBER 31,
                                              1997           1996
                                            ---------     -----------
        Cash                                 $2,573         $ 9,397
        Working capital                        (265)         14,219
        Current ratio                           1.0             1.8

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

OTHER MATTERS

New Accounting Pronouncement
----------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.128 "Earnings per Share" (the "Statement") which establishes new standards for computing and presenting earnings per share. The new Statement is intended to simplify the standard for computing earnings per share. Under the new Statement, the Company will no longer be required to present earnings per share information because it is a wholly owned subsidiary of ENSCO. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted.

Forward-Looking Statements
--------------------------
This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates", "the Company believes", "the Company anticipates" and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include the following: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future and not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) and the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits Filed with this Report

          EXHIBIT NO.
          -----------
             10.1   Amended  and  Restated  Credit  Agreement  dated as  of
                    February 27, 1997 by and among ENSCO International Incorporated, ENSCO Delaware, Inc., ENSCO Offshore Company, ENSCO Offshore U.K. Limited, Dual Holding Company, as the borrowers, and Christiania Bank OG Kreditkasse, New York Branch, and Den Norske Bank ASA, New York Branch, as Co-Agents, and Christiania Bank OG Kreditkasse, New York Branch, as Co-Agents, and Christiania Bank OG Kreditkasse, New York Branch, as Administrative Agent and Security Trustee.

             27 Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)



     (b)  Reports on Form 8-K

             None.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Dual Holding Company



Date:   May 13, 1997                  /s/  C. Christopher Gaut
      ----------------                ------------------------------
                                      C. Christopher Gaut
                                      President


                                      /s/  H. E. Malone
                                      ------------------------------
                                      H. E. Malone
                                      Secretary and Chief Accounting
                                      Officer