Form 10-Q
period 1997-06-30
DUAL DRILLING CO /DE/
filed 1997-08-05
CIK 907245

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997



                                     OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from __________________ to _________________







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

There were 1,000 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 31, 1997.


                           DUAL HOLDING COMPANY

                            INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED JUNE 30, 1997

                                                                     PAGE
                                                                    ------
PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Balance Sheet
             June 30, 1997 and December 31, 1996                       3

        Consolidated Statement of Operations
             Three months ended June 30, 1997, April 1, 1996 to
             June 12, 1996 and June 13, 1996 to June 30, 1996          4

        Consolidated Statement of Operations
             Six months ended June 30, 1997, January 1, 1996 to
             June 12, 1996 and June 13, 1996 to June 30, 1996          5

        Consolidated Statement of Cash Flows
             Six months ended June 30, 1997, January 1, 1996 to
             June 12, 1996 and June 13, 1996 to June 30, 1996          6

        Notes to Consolidated Financial Statements                     7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                      10

PART II - OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         13

SIGNATURES                                                            14


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


ITEM 1. FINANCIAL STATEMENTS

                  DUAL HOLDING COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                 (In thousands, except for share amounts)


                                                   JUNE 30,    DECEMBER 31,
                                                     1997         1996
                                                 -----------   ------------
                                                 (Unaudited)
                        ASSETS
                        ------
 CURRENT ASSETS
   Cash and cash equivalents. . . . . . . . . .   $ 17,057      $  9,397
   Accounts and notes receivable, net . . . . .     12,249        11,713
   Prepaid expenses and other . . . . . . . . .      6,573        10,009
                                                  --------      --------
         Total current assets . . . . . . . . .     35,879        31,119
                                                  --------      --------

 PROPERTY AND EQUIPMENT, AT COST. . . . . . . .    320,879       285,536
   Less accumulated depreciation. . . . . . . .     23,078        12,053
                                                  --------      --------
         Property and equipment, net. . . . . .    297,801       273,483
                                                  --------      --------

 OTHER ASSETS, NET. . . . . . . . . . . . . . .    112,938        99,655
                                                  --------      --------
                                                  $446,618      $404,257
                                                  ========      ========

       LIABILITIES AND STOCKHOLDER'S EQUITY
       ------------------------------------
 CURRENT LIABILITIES
   Accounts payable . . . . . . . . . . . . . .   $ 11,812      $  1,267
   Accrued liabilities. . . . . . . . . . . . .     19,084        15,633
                                                  --------      --------
         Total current liabilities. . . . . . .     30,896        16,900
                                                  --------      --------
 LONG-TERM DEBT . . . . . . . . . . . . . . . .    149,074       134,387

 DEFERRED INCOME TAXES. . . . . . . . . . . . .     21,162        19,485

 OTHER LIABILITIES. . . . . . . . . . . . . . .     16,873        10,990

 STOCKHOLDER'S EQUITY
   Common stock, $.10 par value, 10,000
     shares authorized and 1,000 shares
     issued . . . . . . . . . . . . . . . . . .          -             -
   Additional paid-in capital . . . . . . . . .    218,431       218,431

   Retained earnings. . . . . . . . . . . . . .     10,182         4,064
                                                  --------      --------
         Total stockholder's equity . . . . . .    228,613       222,495
                                                  --------      --------
                                                  $446,618      $404,257
                                                  ========      ========

The accompanying notes are an integral part of these financial statements.

                    DUAL HOLDING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share data)
                                (Unaudited)


                                                  SUCCESSOR          | PREDECESSOR
                                          ------------------------   | -----------
                                          THREE MONTHS   JUNE 13,    |   APRIL 1,
                                              ENDED      1996 TO     |   1996 TO
                                             JUNE 30,    JUNE 30,    |   JUNE 12,
                                              1997         1996      |     1996
                                          ------------   --------    | -----------
                                                                     |
   OPERATING REVENUES . . . . . . . . .    $   21,877    $ 3,634     |   $ 24,081
                                                                     |
   OPERATING EXPENSES                                                |
     Operating costs. . . . . . . . . .         8,041      1,534     |     18,757
     Depreciation and amortization. . .         6,989      1,032     |      3,955
     Change in control. . . . . . . . .             -          -     |     22,005
     General and administrative . . . .         1,200        168     |      1,717
     Gain on sale of jackup rig . . . .        (9,150)         -     |          -
                                           ----------    -------     |   --------
                                                7,080      2,734     |     46,434
                                           ----------    -------     |   --------
                                                                     |
   OPERATING INCOME (LOSS). . . . . . .        14,797        900     |    (22,353)
                                                                     |
   OTHER INCOME (EXPENSE)                                            |
     Interest income. . . . . . . . . .           238         24     |        319
     Interest expense . . . . . . . . .        (2,952)      (652)    |     (2,850)
     Other, net.  . . . . . . . . . . .            10         (8)    |        176
                                           ----------    -------     |   --------
                                               (2,704)      (636)    |     (2,355)
                                           ----------    -------     |   --------
                                                                     |
   INCOME (LOSS) BEFORE INCOME TAXES. .        12,093        264     |    (24,708)
                                                                     |
   PROVISION FOR INCOME TAXES . . . . .         1,530         83     |        598
                                           ----------    -------     |   --------
                                                                     |
   NET INCOME (LOSS). . . . . . . . . .    $   10,563    $   181     |   $(25,306)
                                           ==========    =======     |   ========
                                                                     |
   EARNINGS (LOSS) PER SHARE. . . . . .    $10,563.00    $181.00     |   $  (1.59)
                                           ==========    =======     |   ========
                                                                     |
   WEIGHTED AVERAGE SHARES OUTSTANDING.             1          1     |     15,866
                                           ==========    =======     |   ========

The accompanying notes are an integral part of these financial statements.

                           DUAL HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS
                           (In thousands, except per share data)
                                        (Unaudited)

                                                  SUCCESSOR          |PREDECESSOR
                                           ------------------------  |-----------
                                           SIX MONTHS       JUNE 13, | JANUARY 1,
                                             ENDED          1996 TO  |  1996 TO
                                            JUNE 30,        JUNE 30, |  JUNE 12,
                                              1997            1996   |    1996
                                           ----------      --------- |-----------
                                                                     |
                                                                     |
   OPERATING REVENUES . . . . . . . . . .  $  39,751        $ 3,634  | $ 53,542
                                                                     |
   OPERATING EXPENSES                                                |
     Operating Costs. . . . . . . . . . .     19,614          1,534  |   37,346
     Depreciation and amortization. . . .     13,347          1,032  |    8,768
     Change in control. . . . . . . . . .          -              -  |   22,005
     General and administrative . . . . .      2,400            168  |    3,757
     Gain on sale of jackup rig . . . . .     (9,150)             -  |        -
                                           ---------        -------  | --------
                                              26,211          2,734  |   71,876
                                           ---------        -------  | --------
                                                                     |
   OPERATING INCOME (LOSS). . . . . . . .     13,540            900  |  (18,334)
                                                                     |
   OTHER INCOME (EXPENSE)                                            |
     Interest income  . . . . . . . . . .        561             24  |      846
     Interest expense . . . . . . . . . .     (5,899)          (652) |   (6,484)
     Other, net . . . . . . . . . . . . .         (1)            (8) |      268
                                           ---------        -------  | --------
                                              (5,339)          (636) |   (5,370)
                                           ---------        -------  | --------
                                                                     |
   INCOME (LOSS) BEFORE INCOME TAXES. . .      8,201            264  |  (23,704)
                                                                     |
   PROVISION FOR INCOME TAXES . . . . . .      2,083             83  |      628
                                           ---------        -------  | --------
                                                                     |
   NET INCOME (LOSS). . . . . . . . . . .  $   6,118        $   181  | $(24,332)
                                           ==========       =======  | ========
                                                                     |
   EARNINGS (LOSS) PER SHARE. . . . . . .  $6,118.00        $181.00  | $  (1.54)
                                           =========        =======  | ========
                                                                     |
   WEIGHTED AVERAGE SHARES OUTSTANDING. .          1              1  |   15,810
                                           =========        =======  | ========

   The accompanying notes are an integral part of these financial statements.

                   DUAL HOLDING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                (Unaudited)
                                                    SUCCESSOR        | PREDECESSOR
                                             ----------------------  | -----------
                                             SIX MONTHS    JUNE 13   |  JANUARY 1,
                                               ENDED       1996 TO   |   1996 TO
                                              JUNE 30,     JUNE 30,  |   JUNE 12,
                                                1997         1996    |     1996
                                             ----------   ---------  | -----------
                                                                     |
   OPERATING ACTIVITIES                                              |
     Net income (loss) . . . . . . . . . . .  $  6,118    $    181   |  $(24,332)
     Adjustments to reconcile net income                             |
       (loss) to net cash provided by                                |
       operating activities:                                         |
         Depreciation and amortization . . .    13,347       1,032   |     8,768
         Deferred income taxes . . . . . . .       104           -   |      (426)
       Gain on disposition of assets . . . .    (9,150)          -   |         -
       Provision for cashless exercise of                            |
         stock options . . . . . . . . . . .         -           -   |     9,667
       Other . . . . . . . . . . . . . . . .      (314)        (13)  |    (1,912)
       Changes in assets and liabilities:                            |
          Accounts receivable. . . . . . . .      (541)      3,351   |    (3,985)
          Prepaid expenses and other . . . .     3,424         216   |     5,584
          Accounts payable . . . . . . . . .    10,546          52   |    (4,777)
          Accrued liabilities. . . . . . . .    (4,400)     (1,074)  |    11,770
                                              --------    --------   |  --------
          Net cash provided by operating                             |
            activities . . . . . . . . . . .    19,134       3,745   |       357
                                              --------    --------   |  --------
                                                                     |
   INVESTING ACTIVITIES                                              |
     Additions to property and equipment . .   (48,293)         (7)  |   (23,149)
     Proceeds from sale of assets. . . . . .    20,994           -   |       208
     Other . . . . . . . . . . . . . . . . .         -           -   |    (1,688)
                                              --------    --------   |  --------
       Net cash used by investing                                    |
         activities. . . . . . . . . . . . .   (27,299)         (7)  |   (24,629)
                                              --------    --------   |  --------
   FINANCING ACTIVITIES                                              |
     Proceeds from long-term borrowings. . .    15,000      45,000   |         -
     Reduction of long-term borrowings . . .      (250)    (41,754)  |    (2,586)
     Cash (pledged) received for letters of                          |
       credit. . . . . . . . . . . . . . . .     1,075           -   |    (7,443)
                                              --------    --------   |  --------
       Net cash provided (used) by financing                         |
         activities. . . . . . . . . . . . .    15,825       3,246   |   (10,029)
                                              --------    --------   |  --------
   INCREASE (DECREASE) IN CASH AND CASH                              |
     EQUIVALENTS . . . . . . . . . . . . . .     7,660       6,984   |   (34,301)
                                                                     |
   CASH AND CASH EQUIVALENTS, BEGINNING                              |
     OF PERIOD . . . . . . . . . . . . . . .     9,397       8,529   |    42,830
                                              --------    --------   |  --------

   CASH AND CASH EQUIVALENTS, END OF PERIOD   $ 17,057    $ 15,513   |  $  8,529
                                              ========    ========   |  ========

The accompanying notes are an integral part of these financial statements.

                   DUAL HOLDING COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1 - Unaudited Financial Statements

The consolidated financial statements included herein have been prepared by Dual Holding Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (which consist of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations, and of cash flows for the interim periods presented.

In addition, the consolidated financial statements included herein present the results of the Company during the period prior to its acquisition ("Predecessor" entity) by ENSCO International Incorporated ("ENSCO") as well as the period subsequent to its acquisition ("Successor" entity). (See Note 2 - "Merger"). The financial statements of the Predecessor and Successor are not comparable in certain respects because of change in control expenses resulting from the acquisition by ENSCO and differences between the cost bases of the assets held by the Predecessor compared to that of the Successor, as well as the effect on the Successor's operations for adjustments to depreciation, amortization, interest income, interest expense and income taxes.

It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

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

The Company used the purchase method to record the Merger. The excess of purchase price over net assets acquired approximated $115.3 million and is being amortized over 40 years.

The following unaudited pro forma information shows the consolidated results of operations for the six months ended June 30, 1996 based upon adjustments to the historical financial statements of the Company to give effect to the Merger as if such Merger had occurred on January 1, 1996 (in thousands, except per share data):

                                                1996
                                              --------
                     Operating revenues       $57,176
                     Operating income           3,975
                     Net loss                  (1,317)
                     Net loss per share        (1,317)

The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition occurred on January 1, 1996, or of results that may occur in the future.

Note 3 - Debt

The Company has a revolving credit facility which is structured as a "Sub-Facility" of ENSCO's revolving credit facility with a group of international banks (the "Facility"). On February 27, 1997, ENSCO amended and restated its revolving credit facility which increased the availability under the Facility from $150.0 million to $200.0 million and reduced the interest rate margin and commitment fee. Also, the availability of the Company's Sub-Facility was increased to $50.0 million from $35.0 million. The Facility provides the option to increase or decrease the availability under the Sub-Facility by transferring between sub-facilities available amounts up to $15.0 million at the discretion of ENSCO and the Company. The interest rate on the Facility continues to be tied to the London Interbank Offered Rate and the maturity date remains October 2001. In April 1997, the Company borrowed an additional $15.0 million under the Sub-Facility, increasing the Company's total borrowings under the Sub-Facility to $50.0 million.

Note 4 - Related Party Transactions

At June 30, 1997, the Company's four jackup rigs and seven platform rigs in the Gulf of Mexico were under bareboat charter to a wholly owned subsidiary of ENSCO to achieve certain operating and marketing efficiencies. The terms of the bareboat charter agreements with ENSCO provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. Each respective bareboat charter rate is increased for any capital additions made by the Company for a chartered rig and the rate is reduced to 50% of the normal rate if a rig is idle more than 30 consecutive days. The term of the bareboat charter agreements is one year, with automatic one year extensions, unless either party gives at least one month's prior notice of termination. Revenues from the charter agreements were approximately $7.0 million and $10.8 million, respectively, for the three and six months ended June 30, 1997.

The Company has a Master Services Agreement with ENSCO. Under the terms of the Master Services Agreement, ENSCO provides certain shorebase and corporate support services for the Company's domestic and foreign operations. The Company pays ENSCO a monthly fee of $400,000 for these services, which the Company believes is reasonable for the services provided.

In May 1997, ENSCO acquired a third party's 51% interest in a jackup rig that was 49% owned by the Company. In June 1997, the Company sold its 49% interest in the rig to ENSCO for $20.8 million. The sales price of the rig was based on a fair market appraisal by a third party and is comparable in value to the 51% interest in the rig purchased by ENSCO in May 1997. The Company recorded a gain of approximately $9.2 million on the sale.

At June 30, 1997, the Company had a net liability due to ENSCO of approximately $10.7 million which is recorded in Accounts Payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Dual Holding Company (the "Company") contracts its offshore drilling equipment for use in the Gulf of Mexico and Asia. Worldwide offshore drilling activity remained strong in the first six months of 1997 with current demand absorbing substantially all offshore drilling rigs that are in working condition and being actively marketed in the major offshore drilling markets throughout the world.

On June 12, 1996, the Company was acquired by ENSCO International Incorporated ("ENSCO") in a purchase acquisition. The following comparisons with the prior year periods ended June 30, 1996 present the results of the Company during the period prior to its acquisition by ENSCO ("Predecessor" entity) as well as the period subsequent to its acquisition ("Successor" entity). The financial statements of the Predecessor and Successor are not comparable in certain respects because of change in control expenses resulting from the Merger and differences between the cost bases of the assets held by the Predecessor compared to that of the Successor, as well as the effect on the Successor's operations for adjustments to depreciation and amortization, interest income, interest expense and income taxes.

RESULTS OF OPERATIONS

The Company's operating margin (defined as revenues less operating expenses, exclusive of depreciation and amortization, change in control expenses, general and administrative expenses and gain on sale of jackup rig) increased approximately $6.4 million, or 86%, and $1.8 million, or 10%, for the three and six month periods ended June 30, 1997, respectively, as compared to the comparable prior year periods. Operating margins increased in the current year periods due primarily to higher day rates from improved market conditions and modifications and enhancements to the Company's drilling rigs, offset, in part, by a decrease in utilization from the prior year periods due to shipyard downtime. During the first six months of 1997, five of the Company's nine jackup rigs were in the shipyard for a portion of the period undergoing modifications and enhancements. Three of these jackup rigs returned to work in the mid-to-late first quarter and the other two returned to work in the second quarter. In the first quarter of 1997, the Company transferred one jackup rig from the Gulf of Mexico to Asia and on June 30, 1997, sold its 49% interest in another jackup rig to ENSCO. The Company now has four jackup rigs in the Gulf of Mexico, two offshore India, two offshore Qatar and one offshore Malaysia.

Depreciation and amortization expense increased by approximately $2.0 million and $3.5 million for the three and six month periods ended June 30, 1997, respectively, as compared to the comparable prior year periods. The increases were due primarily to the increase in drilling rig values and goodwill recorded in the Merger and subsequent capital expenditures.

In June 1997, the Company sold its 49% interest in a jackup rig to ENSCO for $20.8 million, resulting in a gain of approximately $9.2 million on the sale.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures
----------------------------------
The Company's cash flow provided by operations and used for capital expenditures for the six months ended June 30, 1997 and 1996 were as follows (in thousands):

                                         1997         1996
                                       --------     --------

          Cash provided by operations  $19,134      $ 4,102
                                       =======      =======

          Capital expenditures         $48,293      $23,156
                                       =======      =======

Cash flow from operations increased by $15.0 million for the six months ended June 30, 1997 as compared with the prior year period. The increase in cash flow from operations is primarily a result of the net change in various working capital accounts and the increase in operating margin for the six months ended June 30, 1997.

Financing and Capital Resources
-------------------------------
The Company has a revolving credit facility which is structured as a "Sub-Facility" of ENSCO's revolving credit facility with a group of international banks (the "Facility"). On February 27, 1997, ENSCO amended and restated its revolving credit facility increasing the availability under the Facility from $150.0 million to $200.0 million and reducing the interest rate margin and commitment fee. Also, the availability of the Company's Sub-Facility was increased to $50.0 million from $35.0 million. The Facility provides the option to increase or decrease the availability under the Sub-Facility by transferring between sub-facilities available amounts up to $15.0 million at the discretion of ENSCO and the Company. The interest rate on the Facility continues to be tied to the London Interbank Offered Rate and the maturity date remains October 2001. In April 1997, the Company borrowed an additional $15.0 million under the Sub-Facility, increasing the Company's total borrowings under the Sub-Facility to $50.0 million.

The Company's liquidity position at June 30, 1997 and December 31, 1996 is summarized in the table below (in thousands, except ratios):

                                       June 30,      December 31,
                                         1997            1996
                                      ----------     ------------

               Cash                    $17,057         $ 9,397
               Working capital           4,983          14,219
               Current ratio               1.2             1.8

Based on current energy industry conditions, management believes that cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

OTHER MATTERS

New Accounting Pronouncement
----------------------------
In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.128 "Earnings per Share" (the "Statement") which establishes new standards for computing and presenting earnings per share. The new Statement is intended to simplify the standard for computing earnings per share. Under the new Statement, the Company will no longer be required to present earnings per share information because it is a wholly owned subsidiary of ENSCO. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted.

Forward-Looking Statements
--------------------------
This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates", "the Company believes", "the Company anticipates" and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions,
(vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Demand for the Company's services is significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate based upon many factors including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers and the impact that those and other events have on the current and expected future pricing of oil and natural gas.

                        PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits Filed with this Report

          EXHIBIT NO.
          -----------

               27.1 Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

     (b)  Reports on Form 8-K

          None.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Dual Holding Company



Date:  July 31, 1997                      /s/ C. CHRISTOPHER GAUT
      ---------------                     -------------------------------
                                          C. Christopher Gaut
                                          President


                                          /s/ H. E. MALONE
                                          -------------------------------
                                          H. E. Malone
                                          Secretary and Chief Accounting
                                          Officer