Form 10-Q
period 1997-09-30
DUAL HOLDING CO
filed 1997-11-13
CIK 907245

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                      OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ----------------


                         Commission File Number 0-22078

                              DUAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                 51-0327704
           (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)             Identification No.)


             2700 Fountain Place
        1445 Ross Avenue, Dallas, Texas                    75202 - 2792
       (Address of principal executive offices)             (Zip Code)

   Registrant's telephone number, including area code:  (214) 922-1500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

There were 1,000 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 31, 1997.

                              DUAL HOLDING COMPANY

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                                                  PAGE
                                                                                  ----
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheet
                September 30, 1997 and December 31, 1996                             3

          Consolidated Statement of Operations
                Three months ended September 30, 1997 and 1996                       4

          Consolidated Statement of Operations
                Nine months ended September 30, 1997, January 1, 1996 to
                June 12, 1996 and June 13, 1996 to September 30, 1996                5

          Consolidated Statement of Cash Flows
                Nine months ended September 30, 1997, January 1, 1996 to
                June 12, 1996 and June 13, 1996 to September 30, 1996                6

          Notes to Consolidated Financial Statements                                 7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                  9

PART II - OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                         12

SIGNATURES                                                                           13


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.            FINANCIAL STATEMENTS

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)



                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                       1997            1996
                                                                    ------------   ------------
                                                                    (UNAUDITED)    (AUDITED)
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents .....................................   $     11,441   $      9,397
  Accounts and notes receivable, net ............................         12,465         11,713
  Prepaid expenses and other ....................................          6,115         10,009
                                                                    ------------   ------------
        Total current assets ....................................         30,021         31,119
                                                                    ------------   ------------

PROPERTY AND EQUIPMENT, AT COST .................................        329,047        285,536
  Less accumulated depreciation .................................         29,585         12,053
                                                                    ------------   ------------
        Property and equipment, net .............................        299,462        273,483
                                                                    ------------   ------------

OTHER ASSETS, NET ...............................................        111,240         99,655
                                                                    ------------   ------------
                                                                    $    440,723   $    404,257
                                                                    ============   ============

                       LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts payable ..............................................   $      1,745   $      1,267
  Accrued liabilities ...........................................         17,675         15,633
                                                                    ------------   ------------
        Total current liabilities ...............................         19,420         16,900
                                                                    ------------   ------------

LONG-TERM DEBT ..................................................        148,918        134,387

DEFERRED INCOME TAXES ...........................................         21,413         19,485

OTHER LIABILITIES ...............................................         16,918         10,990

STOCKHOLDER'S EQUITY
  Common stock, $.10 par value, 10,000 shares
   authorized and 1,000 shares issued ...........................             --             --
  Additional paid-in capital ....................................        218,431        218,431
  Retained earnings .............................................         15,623          4,064
                                                                    ------------   ------------
        Total stockholder's equity ..............................        234,054        222,495
                                                                    ------------   ------------
                                                                    $    440,723   $    404,257
                                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                THREE MONTHS    THREE MONTHS
                                                    ENDED           ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                    1997            1996
                                                ------------    ------------
OPERATING REVENUES ..........................   $     26,502    $     20,623


OPERATING EXPENSES
  Operating costs ...........................          8,084           8,373
  Depreciation and amortization .............          7,256           6,164
  General and administrative ................          1,200           1,272
                                                ------------    ------------
                                                      16,540          15,809
                                                ------------    ------------

OPERATING INCOME ............................          9,962           4,814

OTHER INCOME (EXPENSE)
  Interest income ...........................            358             223
  Interest expense ..........................         (3,179)         (3,177)
  Other, net ................................            (18)             (9)
                                                ------------    ------------
                                                      (2,839)         (2,963)
                                                ------------    ------------

INCOME BEFORE INCOME TAXES ..................          7,123           1,851

PROVISION FOR INCOME TAXES ..................          1,682             808
                                                ------------    ------------
NET INCOME ..................................   $      5,441    $      1,043
                                                ============    ============
NET INCOME PER SHARE ........................   $   5,441.00    $   1,043.00
                                                ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING .........              1               1
                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         SUCCESSOR              PREDECESSOR
                                                ----------------------------    ------------
                                                 NINE MONTHS      JUNE 13,       JANUARY 1,
                                                    ENDED         1996 TO         1996 TO
                                                SEPTEMBER 30,   SEPTEMBER 30,     JUNE 12,
                                                    1997            1996            1996
                                                ------------    ------------    ------------
OPERATING REVENUES ..........................   $     66,253    $     24,257    $     53,542

OPERATING EXPENSES
  Operating costs ...........................         27,698           9,907          37,346
  Depreciation and amortization .............         20,603           7,196           8,768
  Change in control .........................             --              --          22,005
  General and administrative ................          3,600           1,440           3,757
  Gain on sale of jackup rig ................         (9,150)             --              --
                                                ------------    ------------    ------------
                                                      42,751          18,543          71,876
                                                ------------    ------------    ------------

OPERATING INCOME (LOSS)  ....................         23,502           5,714         (18,334)

OTHER INCOME (EXPENSE)
  Interest income ...........................            919             247             846
  Interest expense ..........................         (9,078)         (3,829)         (6,484)
  Other, net ................................            (19)            (17)            268
                                                ------------    ------------    ------------
                                                      (8,178)         (3,599)         (5,370)
                                                ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ...........         15,324           2,115         (23,704)

PROVISION FOR INCOME TAXES ..................          3,765             891             628
                                                ------------    ------------    ------------
NET INCOME (LOSS)  ..........................   $     11,559    $      1,224    $    (24,332)
                                                ============    ============    ============
NET INCOME (LOSS) PER SHARE .................   $  11,559.00    $   1,224.00    $      (1.54)
                                                ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING .........              1               1          15,810
                                                ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         SUCCESSOR              PREDECESSOR
                                                ----------------------------    ------------
                                                 NINE MONTHS      JUNE 13,       JANUARY 1,
                                                    ENDED         1996 TO         1996 TO
                                                SEPTEMBER 30,   SEPTEMBER 30,     JUNE 12,
                                                    1997            1996            1996
                                                ------------    ------------    ------------
OPERATING ACTIVITIES
  Net income (loss) .........................   $     11,559    $      1,224    $    (24,332)
  Adjustments to reconcile net income
  (loss) to net cash provided by
   operating activities:
     Depreciation and amortization ..........         20,603           7,196           8,768
     Deferred income taxes ..................            756              --            (645)
     Gain on sale of jackup rig .............         (9,150)             --              --
     Provision for cashless exercise of
      stock options .........................             --              --           9,667
     Other ..................................           (350)           (175)         (1,693)
     Changes in assets and liabilities:
       Accounts receivable ..................           (757)         10,734          (3,985)
       Prepaid expenses and other ...........          3,870            (956)          5,584
       Accounts payable .....................            943           2,860          (4,777)
        Accrued liabilities .................         (5,764)        (10,661)         11,770
                                                ------------    ------------    ------------
         Net cash provided by operating
          activities ........................         21,710          10,222             357
                                                ------------    ------------    ------------

INVESTING ACTIVITIES
  Additions to property and equipment .......        (56,651)         (2,888)        (23,149)
  Proceeds from sale of assets ..............         21,160           3,403             208
  Other .....................................             --             769          (1,688)
                                                ------------    ------------    ------------
       Net cash provided (used) by
        investing activities ................        (35,491)          1,284         (24,629)
                                                ------------    ------------    ------------

FINANCING ACTIVITIES
  Proceeds from long-term borrowings ........         15,000          45,000              --
  Reduction of long-term borrowings .........           (250)        (47,094)         (2,586)
  Cash (pledged) received for letters
   of credit ................................          1,075           4,180          (7,443)
                                                ------------    ------------    ------------
    Net cash provided (used) by
     financing activities ...................         15,825           2,086         (10,029)
                                                ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ...............................          2,044          13,592         (34,301)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD .................................          9,397           8,529          42,830
                                                ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD ....................................   $     11,441    $     22,121    $      8,529
                                                ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The accompanying consolidated financial statements included herein have been prepared by Dual Holding Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (which consist of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations, and of cash flows for the interim periods presented.

The consolidated financial statements for the nine months ended September 30, 1996 included herein present the results of the Company during the period prior to its acquisition ("Predecessor" entity) by ENSCO International Incorporated ("ENSCO") as well as the period subsequent to its acquisition ("Successor" entity). (See Note 2 - "Merger"). The financial statements of the Predecessor and Successor for the nine month periods ended September 30, 1997 and 1996 are not comparable in certain respects because of change in control expenses resulting from the acquisition by ENSCO and differences between the cost bases of the assets held by the Predecessor compared to that of the Successor, as well as the effect on the Successor's operations for adjustments to depreciation, amortization, interest income, interest expense and income taxes.

It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

NOTE 2 - MERGER

On June 12, 1996, the Company was acquired by ENSCO in a purchase acquisition (the "Merger"). The following unaudited pro forma information shows the consolidated results of operations for the nine months ended September 30, 1996 based upon adjustments to the historical financial statements of the Company to give effect to the Merger as if such Merger had occurred on January 1, 1996 (in thousands, except per share data):

                                                1996
                                              --------
                         Operating revenues   $ 77,799
                         Operating income        7,388
                         Net loss               (1,674)
                         Net loss per share     (1,674)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

At September 30, 1997, the Company's four jackup rigs and seven platform rigs in the Gulf of Mexico were under bareboat charter to a wholly owned subsidiary of ENSCO to achieve certain operating and marketing efficiencies. The terms of the bareboat charter agreements with ENSCO provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. Each respective bareboat charter rate is increased for any capital additions made by the Company for a chartered rig and the rate is reduced to 50% of the normal rate if a rig is idle more than 30 consecutive days. The term of the bareboat charter agreements is one year, with automatic one year extensions, unless either party gives at least one month's prior notice of termination. Revenues from the charter agreements were approximately $9.8 million and $20.5 million for the three and nine months ended September 30, 1997, respectively.

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

At September 30, 1997, the Company had a net liability due to ENSCO of approximately $739,000 which is recorded in Accounts Payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Dual Holding Company (the "Company") contracts its offshore drilling equipment for use in the Gulf of Mexico and the Asia Pacific region. Worldwide offshore drilling activity has remained strong during the first nine months of 1997 with current demand absorbing substantially all offshore drilling rigs that are in working condition and being actively marketed in the major offshore drilling markets throughout the world.

On June 12, 1996, the Company was acquired by ENSCO International Incorporated ("ENSCO") in a purchase acquisition. The following comparisons with the prior year nine month period ended September 30, 1996 present the results of the Company during the period prior to its acquisition by ENSCO ("Predecessor" entity) as well as the period subsequent to its acquisition ("Successor" entity). The financial statements of the Predecessor and Successor for the nine month periods ended September 30, 1997 and 1996 are not comparable in certain respects because of change in control expenses resulting from the Merger and differences between the cost bases of the assets held by the Predecessor compared to that of the Successor, as well as the effect on the Successor's operations for adjustments to depreciation and amortization, interest income, interest expense and income taxes.

RESULTS OF OPERATIONS

The Company's operating margin (defined as revenues less operating expenses, exclusive of depreciation and amortization, change in control expenses, general and administrative expenses and gain on sale of jackup rig) increased approximately $6.2 million, or 50%, and $8.0 million, or 26%, for the three and nine month periods ended September 30, 1997, respectively, over the comparable prior year periods. The increase in operating margin is primarily related to higher day rates, due to improved market conditions and modifications and enhancements to the Company's drilling rigs, offset, in part, by a decrease in utilization due to shipyard downtime.

During the first nine months of 1997, six of the Company's nine jackup rigs were in shipyards for a portion of the period undergoing modifications and enhancements. Two of these jackup rigs returned to work in the mid-to-late first quarter and three returned to work in the second quarter. In August 1997, a sixth jackup rig entered the shipyard for modifications and enhancements and is scheduled to remain there through most of the fourth quarter. In the fourth quarter of 1997, the Company plans to begin major modifications on the two rigs currently operating off the India coast. It is estimated that these two rigs will be in the shipyard until mid-1998.

In the first quarter of 1997, the Company relocated one jackup rig from the Gulf of Mexico to the Asia Pacific region. In June 1997, the Company sold its 49% interest in another jackup rig to ENSCO for $20.8 million, resulting in a gain of approximately $9.2 million. The Company now has four jackup rigs in the Gulf of Mexico, two offshore India, two offshore Qatar and one offshore Malaysia.

Depreciation and amortization expense increased by approximately $1.1 million and $4.6 million for the three and nine month periods ended September 30, 1997, respectively, as compared to the prior year periods. The increases were due primarily to the increase in drilling rig values and goodwill recorded in the Merger and subsequent capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW AND CAPITAL EXPENDITURES

The Company's cash flow provided by operations and used for capital expenditures for the nine months ended September 30, 1997 and 1996 were as follows (in thousands):

                                                1997      1996
                                              -------   -------
                Cash provided by operations   $21,710   $10,579
                                              =======   =======

                Capital expenditures          $56,651   $26,037
                                              =======   =======


Cash flow from operations increased by $11.0 million for the nine months ended September 30, 1997 as compared with the prior year period. The increase in cash flow from operations is primarily due to the increase in operating results for the nine months ended September 30, 1997, offset, in part, by the net change in various working capital accounts.

FINANCING AND CAPITAL RESOURCES

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

The Company's liquidity position at September 30, 1997 and December 31, 1996 is summarized in the table below (in thousands, except ratios):

                                   September 30,  December 31,
                                       1997           1996
                                   ------------   ------------
                 Cash              $     11,441   $      9,397
                 Working capital         10,601         14,219
                 Current ratio              1.5            1.8

Based on current energy industry conditions, management believes that cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

OTHER MATTERS

NEW ACCOUNTING PRONOUNCEMENT

In February, 1997, the Financial Accounting Standards Board issued Statement No.128 "Earnings per Share," which establishes new standards for computing and presenting earnings per share. Under the new statement the Company will no longer be required to present earnings per share information because it is a wholly owned subsidiary of ENSCO. The statement becomes effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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


                                          Dual Holding Company



Date:  November 10, 1997                  /s/  C. Christopher Gaut
      -------------------                 -------------------------------------
                                          C. Christopher Gaut
                                          President



                                          /s/  H.E. Malone
                                          -------------------------------------
                                          H.E. Malone
                                          Secretary and Chief Accounting
                                          Officer

                              INDEX TO EXHIBITS



       EXHIBIT NO.        DESCRIPTION
       -----------        -----------
            27.1    Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly
                    Report on Form 10-Q being submitted to the Securities and
                    Exchange Commission.)