Form 10-K405
period 1997-12-31
DUAL HOLDING CO
filed 1998-03-24
CIK 907245

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
     (Mark One)
      [ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                      OR
      [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) and is therefore filing this Form with the reduced disclosure format.

Aggregate  market  value  of  voting  stock  held  by  non-affiliates  of  the
registrant:     None

Number of shares outstanding at March 23, 1998:   Common Stock:  1,000
================================================================================

                              TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----


PART  ITEMS 1-2. BUSINESS AND PROPERTIES.............................. 1
I                General.............................................. 1
                 Contract Drilling Operations......................... 1
                 Jackup Rigs.......................................... 1
                 Platform Rigs........................................ 2
                 Contracts............................................ 2
                 Major Customers...................................... 2
                 Industry Conditions and Competition.................. 2
                 Governmental Regulation.............................. 3
                 Environmental Matters................................ 3
                 Operational Risks and Insurance...................... 4
                 International Operations............................. 4
                 Other Properties..................................... 5
                 Employees............................................ 5
      ITEM 3.    LEGAL PROCEEDINGS.................................... 5
      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS.............................................. 5
------------------------------------------------------------------------

PART  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
II               RELATED STOCKHOLDER MATTERS.......................... 6
      ITEM 6.    SELECTED HISTORICAL CONSOLIDATED FINANCIAL
                 AND OPERATIONS DATA.................................. 6
      ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.................. 6
                 General.............................................. 6
                 Merger............................................... 6
                 Results of Operations................................ 7
                 Liquidity and Capital Resources...................... 9
                 Year 2000 Issue......................................10
                 Forward-Looking Statements...........................11
      ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........11
      ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..................29
------------------------------------------------------------------------

PART  ITEMS 10-13.
III              DIRECTORS AND EXECUTIVE OFFICERS, EXECUTIVE
                 COMPENSATION, SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN
                 RELATIONSHIPS AND RELATED TRANSACTIONS...............30
------------------------------------------------------------------------

PART  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
IV               REPORTS ON FORM 8-K..................................31

      SIGNATURES .....................................................33

                                    PART I


ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

Dual Holding Company ("Dual" or the "Company") is a domestic and international offshore drilling contractor. The Company currently owns or operates a fleet of 16 offshore drilling rigs, consisting of eight jackup rigs and eight platform rigs. The Company's strategy is to market and operate quality jackup and platform drilling rigs in geographically diverse markets.

On June 12, 1996, the Company was acquired by ENSCO International Incorporated ("ENSCO") in a purchase acquisition (the "Merger"), and became a wholly-owned subsidiary of ENSCO on that date. See Note 2 to the Consolidated Financial Statements.

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

In June 1997, the Company sold its 49% interest in a jointly-owned jackup rig to ENSCO and in December 1997 sold another jackup rig to ENSCO. See
Note 3 to the Consolidated Financial Statements.

Contract Drilling Operations

The Company's fleet of 16 offshore drilling rigs are located in North America and the Asia Pacific region. At December 31, 1997, the Company's North America drilling rigs consist of three jackup rigs and seven platform rigs located in the Gulf of Mexico. The Company's Asia Pacific jackup rigs consist of two jackup rigs located offshore Qatar, one offshore Malaysia and two in a shipyard in Singapore undergoing modifications and enhancements. The Company operates one platform rig off the coast of China, which is not owned but managed by the Company.

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

Effective June 13, 1996, the Company's domestic drilling rigs in the Gulf of Mexico were bareboat chartered to a wholly-owned subsidiary of ENSCO to achieve operating and marketing efficiencies. The terms of the bareboat charter agreements provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. Each respective bareboat charter rate is increased for any capital expenditures made by the Company for a chartered rig and the rate is reduced to 50% of the normal rate if a rig is idle for more than 30 consecutive days. The bareboat charter agreements provide for automatic yearly extensions but may be terminated with one month's prior notice. At December 31, 1997, the Company had three jackup rigs and seven platform rigs under bareboat charter to ENSCO.

Major Customers

The Company's customer base consists of ENSCO, major international oil and gas companies, independent oil and gas companies and government-owned oil and gas companies. In 1997, the Company's customers which individually accounted for 10% or more of the Company's consolidated revenues consisted of ENSCO (32%), Oil & Natural Gas Corporation (20%), Maersk Oil Qatar AS (20%) and Petronas Carigali Sdn. Bhd. (11%).

Industry Conditions and Competition

The market for offshore drilling services is largely determined by the supply of and demand for equipment. From the mid-1980s to the early 1990s, demand for offshore drilling equipment was generally flat, while the over supply of offshore drilling rigs gradually decreased, primarily due to attrition.

Between 1994 and the end of 1997, demand has steadily improved and, as a result, day rates and utilization for offshore drilling rigs have increased. Technological advancements, such as three dimensional seismic, extended reach drilling, and multilateral drilling techniques, have improved the economics of finding and developing oil and gas reserves. As a result, oil companies have increased their exploration and production budgets, which has led to increased demand for offshore drilling services. Nearly all actively marketed offshore drilling rigs in the world are currently under contract, and the demand for high quality rigs exceeds supply in many markets.

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

The United States Oil Pollution Act of 1990 ("OPA 90") and similar legislation in Texas, Louisiana and other coastal states address oil spill prevention and control and significantly expand liability exposure across all segments of the oil and gas industry. OPA 90, such similar legislation and related regulations impose a variety of obligations on the Company related to the prevention of oil spills and the liability for resulting damages. OPA 90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of damages. OPA 90 imposes ongoing financial responsibility requirements. A failure to comply with OPA 90 may subject a party to civil or criminal enforcement action.

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

International Operations

A significant portion of the Company's operations are conducted in foreign countries. Revenues from international operations were 67% of the Company's total revenues in 1997. The Company's international operations are subject to political, economic, and other uncertainties, such as the risks of expropriation of its equipment, expropriation of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company operates and fluctuations in international economies.

The Company's international operations also face the risk of fluctuating currency values and exchange controls. Occasionally the countries in which the Company operates have enacted exchange controls. Historically, the Company has been able to limit these risks by obtaining compensation in U.S. dollars or freely convertible international currency, and to the extent possible, by limiting acceptance of foreign currency to amounts which match its expenditure requirements in such currencies.

The Company currently has operations in Asian countries that have experienced substantial devaluations of their currency compared to the U.S. dollar over the last several months. However, as the Company's drilling contracts stipulate payment in U.S. dollars, the Company has experienced no significant losses due to the devaluation of such currencies.

Other Properties

Prior to the Merger the Company leased office space for its corporate headquarters in Dallas, Texas. This space is no longer occupied by the Company and has been sublet under the lease agreement which extends through February 1999. The Company leases minimal office and materials storage space in India, Malaysia and Saudi Arabia.

Employees

As of December 31, 1997, the Company had no employees. In connection with the Merger, all of the Company's employees who were retained became employees of ENSCO. The Company has a Master Services Agreement with ENSCO for shorebase and corporate support services under which the Company pays ENSCO a monthly fee of $400,000 for accounting, treasury, human resources, engineering, insurance administration, management information systems, purchasing, safety and legal services. Either party may cancel this agreement upon 30 days notice. In addition, ENSCO provides contract labor for all of the Company's international drilling rigs at cost.


ITEM 3.  LEGAL PROCEEDINGS

The Company is currently not involved in any litigation which, in the opinion of management, would have a material adverse effect on its financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not required under the reduced disclosure format.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the common stock of the Company is owned by ENSCO. The shares were acquired by ENSCO on June 12, 1996 as a result of the Merger in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof. As such, there is no established public trading market for the Company's common stock.

The Company has never declared any cash dividends on its common stock and does not anticipate paying dividends on the common stock in the foreseeable future. The Company's ability to pay dividends is restricted by certain provisions contained in the indenture to which its publicly traded notes were issued. See
Note 4 to the Consolidated Financial Statements.

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATIONS DATA

Not required under the reduced disclosure format.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information presented herein is only intended to present a narrative analysis of material changes in operating results and financial position between fiscal years 1997 and 1996. This reduced analysis is in accordance with the reduced disclosure format set forth in General Instruction I(1)(a) and (b).

GENERAL

The Company owns offshore drilling rigs which are contracted for use in the Gulf of Mexico and the Asia Pacific region. Worldwide drilling activity increased significantly in 1997 as compared to 1996 with current demand absorbing substantially all of the rigs that are in working condition and being actively marketed in the major offshore drilling markets throughout the world.

MERGER

On June 12, 1996, the Company was acquired by ENSCO. The Merger was approved on that date by the stockholders of the Company who received 0.625 shares of ENSCO common stock (1.25 shares adjusted for the two-for-one split of ENSCO's common stock effective September 15, 1997) for each share of the Company's common stock. The Company's stockholders of record as of June 12, 1996 received, in the aggregate, approximately 10.1 million shares of ENSCO common stock (20.1 million shares post split) valued at approximately $218.4 million.

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

Effective June 13, 1996, each of the Company's domestic rigs in the Gulf of Mexico were bareboat chartered to a wholly-owned subsidiary of ENSCO to achieve operating and marketing efficiencies. At December 31, 1997, the Company had three jackup rigs and seven platform rigs under bareboat charter to ENSCO. The terms of the bareboat charter agreements provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. Each respective bareboat charter rate is increased for any capital expenditures made by the Company on a chartered rig and the rate is reduced to 50% of the normal rate if a rig is idle for more than 30 consecutive days. The bareboat charter agreements provide for automatic yearly extensions but may be terminated with one month's prior notice.

RESULTS OF OPERATIONS

For purposes of comparative analysis between fiscal years 1997 and 1996, the 1996 results presented below include the combined results of the Company during the period (January 1, 1996 to June 12, 1996) prior to the Merger ("Predecessor" entity) as well as the period (June 13, 1996 to December 31, 1996) subsequent to the Merger ("Successor" entity). The financial statements of the Predecessor and Successor entities are not comparable in certain respects because of differences between the cost bases of the assets and liabilities held by the Predecessor entity compared to that of the Successor entity, as well as the effect on the Successor's operations for adjustments to depreciation and amortization, interest income, interest expense, and income taxes.

The schedule below provides a summary of the Company's operating results for the years indicated (in thousands, except utilization data).


                                               1997       1996
                                            ---------  ----------
                                                       (Combined)
    Revenues
      Jackup Rigs - North America            $24,444     $35,201
      Jackup Rigs - Asia Pacific              58,946      44,549
      Platform Rigs                            7,464      17,417
                                             -------     -------
        Total                                $90,854     $97,167
                                             =======     =======

    Operating Margin*
      Jackup Rigs - North America            $22,629     $20,267
      Jackup Rigs - Asia Pacific              25,585      16,121
      Platform Rigs                            7,229       4,868
                                             -------     -------
        Total                                $55,443     $41,256
                                             =======     =======

    Utilization                                  72%         89%

    * Defined as operating revenues less operating expenses, exclusive of depreciation and amortization, change in control, and general and administrative expenses.

1997 Compared to 1996
---------------------
In 1997, revenues decreased $6.3 million, or 6%, due primarily to the charter contracts the Company has with ENSCO for the jackup rigs and platform rigs located in the Gulf of Mexico. Under the charter contracts, ENSCO pays the Company a day rate for the use of the rigs and ENSCO is responsible for all operating costs associated with those rigs. As a result, the day rates received by the Company under the charter contracts are lower to reflect the cost savings as no operating expenses are incurred by the Company for those rigs. In 1996, the rigs in the Gulf of Mexico were under charter contracts with ENSCO for only the period subsequent to the Merger, whereas in 1997 such rigs were under charter for the entire year.

Also contributing to the 1997 decrease in revenues was a reduction in utilization, primarily related to the Company's platform rigs. The decrease in utilization for the platform rigs was primarily a result of shipyard downtime for modifications and enhancements. Although the platform rigs were generally not under contract with third parties while in the shipyard, they continued to receive a reduced charter rate as provided for under the charter agreement with ENSCO.

Offsetting the decrease in revenues in 1997 from the North America jackup rigs and platform rigs is increased revenues from the Asia Pacific jackup rigs due to higher day rates resulting from improved market conditions. Also, during the first quarter of 1997 the Company transferred one jackup rig from the Gulf of Mexico to the Asia Pacific region and received a significant increase in its day rate. The improved Asia Pacific revenues were somewhat offset by lower utilization in 1997 due to shipyard downtime and the sale of the Company's 49% interest in a jointly-owned jackup rig to ENSCO in June 1997. The lower utilization in 1997 is the result of shipyard downtime for modifications and enhancements. Two jackup rigs formerly working off the coast of India are currently in a shipyard in Singapore for modifications and enhancements and are expected to remain there until mid-1998.

The Company's operating margin improved $14.2 million, or 34%, in 1997 as compared to 1996 due primarily to the significantly improved market conditions for the Asia Pacific rigs in 1997. In addition, the increase in operating margins for the North America jackup rigs and platform rigs are reflective of the improved market conditions.

Depreciation and amortization expense in 1997 increased by $5.8 million, or 26%, as compared to 1996 due primarily to a full year's depreciation and amortization associated with the increase in drilling rig values and goodwill recorded in the Merger.

Change in Control expenses of $22.0 million recorded in the Predecessor entity's consolidated statement of operations for the period from January 1, 1996 to June 12, 1996 relates to compensation paid in the ordinary course of business as well as other costs incurred by the Company directly related to the Merger. See Note 2 to the Company's Consolidated Financial Statements.

General and administrative expenses (inclusive of the ENSCO administrative charge)decreased $1.6 million, or 25%, in 1997 as compared to 1996 as a result of the Merger. In connection with the Merger, the Company entered into a Management Services Agreement with ENSCO for shorebase and corporate support services under which the Company pays ENSCO a monthly fee of $400,000 for accounting, treasury, human resources, engineering, insurance administration, management information systems, purchasing, safety and legal services. The 1996 results reflect only a partial year under this arrangement.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures
----------------------------------
The Company's cash provided by operations and used by capital expenditures for the years ended December 31, 1997 and 1996 were as follows (in thousands):

                                                        1997        1996
                                                     ---------   ----------
                                                                 (Combined)

     Cash provided by operations                      $34,975     $13,942
     Capital expenditures                              76,345      31,758


Cash flow from operations increased by $21.0 million in 1997 as compared to 1996. The increase in cash flow from operations is primarily due to improved operating results.

Capital expenditures in 1997 were primarily for enhancements and ongoing capital improvements to the Company's drilling rigs. Capital expenditures in 1996 primarily related to the purchase of a jackup rig located in the Gulf of Mexico for $21.3 million. The remaining 1996 capital expenditures were for ongoing capital improvements to the Company's drilling rigs.

Net cash used by investing activities was $40.5 million in 1997 as compared to $31.6 million in 1996, primarily representing capital expenditures offset, in part, by proceeds from asset sales. In June 1997, the Company sold its 49% interest in a jointly-owned jackup rig to ENSCO and in December 1997 sold another jackup rig to ENSCO. The proceeds from these asset sales that are included in investing activity cash flows reflect only the net book values of the assets sold. The proceeds received in excess of the net book values are reflected as a contribution of capital and are included as cash flows from financing activities.

Net cash provided by financing activities was $6.2 million in 1997, as compared to net cash used by financing activities of $15.8 million in 1996. The 1997 cash provided by financing activities includes approximately $40.4 million of the proceeds received from the sale of two jackup rigs to ENSCO, representing the proceeds received in excess of the net book value of those rigs. The 1997 and 1996 financing cash flows include approximately $35.3 million and $14.7 million, respectively, of cash used for the net reduction of long-term borrowings.

Financing and Capital Resources
-------------------------------
The Company's long-term debt, total capital and debt to capital ratios are summarized below (in thousands, except percentages):

                                              1997         1996
                                           ----------   ----------

     Long-term debt                         $ 98,762     $134,387
     Total capital                           377,659      356,882
     Long-term debt to total capital             26%          38%

The Company's long-term debt at December 31, 1997 consists of the Company's 9.875% Senior Subordinated Notes (the "Notes") due January 2004. At December 31, 1996, the Company also had outstanding $35.0 million under a revolving credit facility (the "Sub-Facility") established under ENSCO's $150.0 million revolving credit facility with a group of international banks (the "Facility"). The Facility and Sub-Facility were retired in November 1997 in conjunction with ENSCO's sale of $300.0 million in public debt. ENSCO is currently in negotiations to secure a new revolving line of credit for approximately $150.0 million, a portion of which would be allocated to the Company under a separate sub-facility.

The Company's liquidity position is summarized below (in thousands, except ratios):

                                              1997         1996
                                           ----------   ----------
     Cash and cash equivalents              $10,071      $ 9,397
     Working capital                          2,423       14,219
     Current ratio                              1.1          1.8

Management believes that the Company may need to supplement its cash flow from operations in 1998 with additional borrowings in order to meet its planned capital expenditures. The Company anticipates that capital expenditures for rig upgrades and sustaining operations could exceed $100.0 million in 1998 as several modification and enhancement projects are currently in progress, and others are anticipated. As mentioned above, ENSCO is currently in negotiations to secure a new $150.0 million revolving credit facility, a portion of which would be allocated to the Company under a separate sub-facility. The Company may also borrow funds from ENSCO if necessary. Management believes that the Company's cash flow from operations and the additional resources mentioned above, if necessary, will be adequate to fund the Company's short-term and long-term liquidity needs.

YEAR 2000 ISSUE

The Company's Year 2000 issues are being evaluated in conjunction with ENSCO's worldwide evaluation of its Year 2000 issues. ENSCO has developed a task force that is currently working to ascertain and resolve the potential problems associated with the Year 2000 and the processing of date sensitive information by the Company's and ENSCO's computer systems. Based on preliminary information, the Company believes that the systems and programming changes necessary to address the Year 2000 issues will be implemented successfully and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward looking statements include the following: (i) industry conditions and competition, (ii) cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, and (viii) the risks described elsewhere, herein and from time to time in the Company's reports to the Securities and Exchange Commission.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
-----------------------------

Financial Statements:                                                   Page
---------------------                                                   ----

   Reports of Independent Accountants .................................  12
   Consolidated Balance Sheet at December 31, 1997 and 1996 ...........  13
   Consolidated Statement of Operations for the year ended December
      31, 1997, the  periods June 13, 1996 to December 31, 1996 and
      January 1, 1996 to June 12, 1996 and the year ended
      December 31, 1995................................................  14
   Consolidated  Statement  of Cash Flows for the year ended  December
      31, 1997, the periods June 13, 1996 to December 31, 1996 and
      January 1, 1996 to June 12, 1996 and the year ended  December 31,
      1995.............................................................  15
   Notes to Consolidated Financial Statements..........................  16

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------

To the Shareholder and Board of Directors of Dual Holding Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and of cash flows listed under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Dual Holding Company and its subsidiaries (Successor entity) at December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the period June 13, 1996 to December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Successor entity's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Dallas, Texas
January 28, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Shareholder and Board of Directors of Dual Holding Company

In our opinion, the accompanying consolidated statements of operations and of cash flows listed under Item 8 of this Form 10-K present fairly, in all material respects, the results of operations and cash flows of Dual Holding Company and its subsidiaries (Predecessor entity) for the period January 1, 1996 to June 12, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Predecessor entity's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Dallas, Texas
January 28, 1997

                     DUAL HOLDING COMPANY AND SUBSIDIARIES
        (A WHOLLY-OWNED SUBSIDARIARY OF ENSCO INTERNATIONAL INCORPORATED)
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except for share amounts)



                                                              DECEMBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                         ASSETS

CURRENT ASSETS
    Cash and cash equivalents...........................  $ 10,071   $  9,397
    Accounts receivable, net............................    12,108     11,713
    Other current assets................................     9,009     10,009
                                                          --------   --------
       Total current assets.............................    31,188     31,119
                                                          --------   --------

PROPERTY AND EQUIPMENT, AT COST ........................   326,670    285,536
    Less accumulated depreciation.......................   (32,923)   (12,053)
                                                          --------   --------
       Property and equipment, net......................   293,747    273,483
                                                          --------   --------

OTHER ASSETS, NET.......................................   110,524     99,655
                                                          --------   --------
                                                          $435,459   $404,257
                                                          ========   ========
          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
    Payable to ENSCO....................................  $  5,633   $    859
    Accounts payable....................................       661        408
    Accrued liabilities and other.......................    22,471     15,633
                                                          --------   --------
       Total current liabilities........................    28,765     16,900
                                                          --------   --------

LONG-TERM DEBT..........................................    98,762    134,387

DEFERRED INCOME TAXES...................................    14,545     19,485

OTHER LIABILITIES.......................................    14,490     10,990


COMMITMENTS AND CONTINGENCIES...........................

STOCKHOLDER'S EQUITY
    Common stock ($.10 par value, 10,000 shares
       authorized, 1,000 shares issued and
       outstanding).....................................         -          -
    Additional paid in capital..........................   264,824    218,431
    Retained earnings...................................    14,073      4,064
                                                          --------   --------
       Total stockholder's equity.......................   278,897    222,495
                                                          --------   --------
                                                          $435,459   $404,257
                                                          ========   ========



  The accompanying notes are an integral part of these financial statements.


                     DUAL HOLDING COMPANY AND SUBSIDIARIES
        (A WHOLLY-OWNED SUBSIDARIARY OF ENSCO INTERNATIONAL INCORPORATED)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)




                                                                  JUNE 13,        JANUARY 1,
                                                 YEAR ENDED       1996 TO          1996 TO      YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,      JUNE 12,     DECEMBER 31,
                                                    1997            1996            1996           1995
                                                -------------   -------------   -------------  -------------
                                                  SUCCESSOR       SUCCESSOR      PREDECESSOR    PREDECESSOR

OPERATING REVENUES
  Drilling services.......................        $ 61,362       $ 33,085         $ 53,542        $ 85,889
  ENSCO charter fees......................          29,492         10,540                -               -
                                                  --------       --------         --------        --------
                                                    90,854         43,625           53,542          85,889
                                                  --------       --------         --------        --------

OPERATING EXPENSES
  Operating costs.........................          35,411         18,565           37,346          60,229
  Depreciation and amortization...........          27,882         13,351            8,768          19,608
  Change in control.......................               -              -           22,005               -
  General and administrative..............               -              -            3,757           7,563
  ENSCO administrative charge.............           4,800          2,640                -               -
                                                  --------       --------         --------        --------
                                                    68,093         34,556           71,876          87,400
                                                  --------       --------         --------        --------

OPERATING INCOME (LOSS)...................          22,761          9,069          (18,334)         (1,511)
                                                  --------       --------         --------        --------

OTHER INCOME (EXPENSE)
  Interest income.........................           1,152            757              846           2,400
  Interest expense, net...................         (11,911)        (6,864)          (6,484)        (14,705)
  Gain on sale of assets, net.............               -              -                -           5,127
  Other, net..............................             (52)           (42)             268             336
                                                  --------       --------         --------        --------
                                                   (10,811)        (6,149)          (5,370)         (6,842)
                                                  --------       --------         --------        --------


INCOME (LOSS) BEFORE INCOME TAXES.........          11,950          2,920          (23,704)         (8,353)


PROVISION (BENEFIT) FOR INCOME TAXES......           1,941         (1,144)             628             885
                                                  --------       --------         --------        --------


NET INCOME (LOSS).........................        $ 10,009       $  4,064         $(24,332)       $ (9,238)
                                                  ========       ========         ========        ========



The accompanying notes are an integral part of these financial statements.



                     DUAL HOLDING COMPANY AND SUBSIDIARIES
        (A WHOLLY-OWNED SUBSIDARIARY OF ENSCO INTERNATIONAL INCORPORATED)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                  JUNE 13,       JANUARY 1,
                                                   YEAR ENDED     1996 TO         1996 TO      YEAR ENDED
                                                   DECEMBER 31,  DECEMBER 31,     JUNE 12,     DECEMBER 31,
                                                      1997          1996            1996          1995
                                                   -----------   -----------     -----------   -----------
                                                    SUCCESSOR     SUCCESSOR      PREDECESSOR   PREDECESSOR


OPERATING ACTIVITIES
   Net income (loss).........................      $ 10,009      $  4,064        $(24,332)     $  (9,238)
   Adjustments to reconcile net income
    (loss) to net cash provided (used) by
     operating activities:
   Depreciation and amortization.............        27,882        13,351           8,768         19,608
   Deferred income tax provision (benefit)...        (2,910)       (2,725)           (645)          (892)
   Gain on disposition of assets.............             -             -            (167)        (5,127)
   Recognition of deferred income............             -             -          (2,941)        (4,191)
   Recognition of deferred expense...........             -            29           1,357          1,597
   Non-cash compensation expense.............             -             -           9,667              -
   Other.....................................          (453)         (352)             58              -
   Changes in operating assets and
     liabilities:
        (Increase) decrease in accounts
          receivable.........................          (400)        9,943          (3,985)        (3,067)
        (Increase) decrease in other
          current assets.....................           972          (654)          5,584           (424)
        Increase (decrease) in accounts
          payable............................         4,855          (699)         (4,777)           485
        Increase (decrease) in accrued
          liabilities........................        (4,980)       (9,372)         11,770         (1,192)
                                                   --------      --------        --------      ---------
         Net cash provided (used) by
          operating activities...............        34,975        13,585             357         (2,441)
                                                   --------      --------        --------      ---------


INVESTING ACTIVITIES
   Additions to property and equipment.......       (76,345)       (8,609)        (23,149)       (30,668)
   Cash segregated for rig purchases.........             -             -               -         22,000
   Proceeds from sale of assets..............        35,812         1,622             208         38,804
   Other.....................................             -             -          (1,688)          (288)
                                                   --------      --------        --------      ---------
     Net cash provided (used) by
      investing activities...................       (40,533)       (6,987)        (24,629)        29,848
                                                   --------      --------        --------      ---------


FINANCING ACTIVITIES
   Proceeds from long-term borrowings........        15,000        45,000               -              -
   Reduction of long-term borrowings.........       (50,250)      (57,097)         (2,586)        (4,299)
   Proceeds in excess of net book value of
     assets sold to ENSCO....................        40,407             -               -              -
   Cash received (pledged) for letters
     of credit...............................         1,075         6,367          (7,443)             -
   Other.....................................             -             -               -           (203)
                                                   --------      --------        --------      ---------
     Net cash provided (used) by financing
       activities............................         6,232        (5,730)        (10,029)        (4,502)
                                                   --------      --------        --------      ---------


INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS..........................           674           868         (34,301)        22,905

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD....................................         9,397         8,529          42,830         19,925
                                                   --------      --------        --------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD.....      $ 10,071      $  9,397        $  8,529      $  42,830
                                                   ========      ========        ========      =========



  The accompanying notes are an integral part of these financial statements.

                     DUAL HOLDING COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES

Organization and Basis of Presentation
--------------------------------------

Dual Holding Company was acquired by ENSCO on June 12, 1996, at which time the Company became a wholly-owned subsidiary of ENSCO. See Note 2 "Merger." The Company engages in the offshore contract drilling business and currently owns or operates a fleet of 16 offshore drilling rigs.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements included herein present the results of the Company for periods prior to the Merger ("Predecessor" entity) as well as for periods subsequent to the Merger ("Successor" entity). The financial statements of the Predecessor and Successor entities are not comparable in certain respects because of differences between the cost bases of the assets and liabilities held by the Predecessor compared to that of the Successor as well as the effect on the Successor's operations for adjustments to depreciation and amortization, interest income, interest expense, and income taxes. The following significant accounting policies apply to both the Predecessor entity and the Successor entity unless otherwise noted.

Pervasiveness of Estimates
--------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

Cash Equivalents
----------------

The Company considers all highly liquid investments to be cash equivalents if they have maturities of three months or less at the date of purchase.

Foreign Currency Translation
----------------------------

The U.S. dollar is the functional currency for all of the Company's foreign operations. Exchange gains and losses were not significant in any period presented.

Property and Equipment
----------------------

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

Goodwill
--------

Goodwill arising from the acquisition by ENSCO is amortized on the straight-line basis over a period of 40 years. See Note 2 "Merger." Prior to the Merger, the Company had goodwill resulting from the acquisition by Dual Invest in June 1990 that was written-off in 1996 as a result of purchase accounting. Amortization of goodwill was $2.7 million for the year ended December 31, 1997, $1.2 million for the period June 13, 1996 to December 31, 1996, $770,000 for the period January 1, 1996 to June 12, 1996, and $1.7 million for the year ended December 31, 1995. Goodwill, net of accumulated amortization, was $110.4 million and $99.4 million at December 31, 1997 and 1996, respectively, and is included in Other Assets, Net. Accumulated amortization of goodwill at December 31, 1997 and 1996 was $3.9 million and $1.2 million, respectively. On a periodic basis the Company estimates the undiscounted future cash flows to be generated by the Company's operations to ensure the carrying value of goodwill has not been impaired.

Impairment of Assets
--------------------

The Company evaluates the carrying value of its long-lived assets, including property and equipment and goodwill, when events or changes in circumstances indicate that the carrying value of such assets may be impaired. The determination of impairment is based upon expectations of undiscounted cash flows, before interest, of the related asset.

Revenue Recognition
-------------------

The Company's drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work is performed.

Income Taxes
------------

Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. The Company is included in the ENSCO U.S. consolidated tax return. Current and deferred taxes are calculated as if the Company was a separate taxpayer.

Reclassifications
-----------------

Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

2.  MERGER

On June 12, 1996, the Company was acquired by ENSCO in a purchase acquisition. The Merger was approved on that date by the stockholders of the Company who received 0.625 shares of ENSCO common stock (1.25 shares adjusted for the two-for-one split of ENSCO's common stock effective September 15, 1997) for each share of the Company's common stock. The Company's stockholders of record as of June 12, 1996 received, in the aggregate, approximately 10.1 million shares of ENSCO common stock (20.1 million shares post split) valued at approximately $218.4 million.

In conjunction with the Merger, the Company charged $22.0 million against operating results for certain items. These items include compensation paid in the ordinary course of business as well as other costs directly related to the Merger process. The primary items comprising the $22.0 million of operating charges were as follows (in thousands):

        Cashless exercise of stock options      $ 9,667
        Compensation and severance payments
          to employees                            8,773
        Fee paid to investment advisor            3,000
        Other                                       565
                                                -------
            Total                               $22,005
                                                =======

The Company used the purchase method of accounting to record the Merger. The excess of the purchase price over the net assets acquired (goodwill) approximated $114.3 million and is being amortized over 40 years. The Company completed its final purchase price allocation and determination of goodwill, deferred taxes and other accounts in the second quarter of 1997. In connection with the Merger, the name of the Company was changed from DUAL DRILLING COMPANY to Dual Holding Company and the capital structure of the Company was changed. Prior to the Merger, the Company was authorized to issue 50.0 million shares of its $.01 par value common stock, of which 16.1 million shares were outstanding as of June 12, 1996, and 10.0 million shares of its preferred stock, of which none were outstanding as of June 12, 1996. Under the terms of the Company's restated certificate of incorporation filed June 12, 1996, the Company is authorized to issue 10,000 shares of its $.10 par value common stock. At December 31, 1997 and 1996, the Company had issued 1,000 shares of its $.10 par value common stock, all of which were held by ENSCO.

The following unaudited pro forma information shows the consolidated results of operations for the years ended December 31, 1996 and 1995 based upon adjustments to the historical financial statements of the Company to give effect to the Merger as if such Merger had occurred on January 1, 1995 (in thousands):

                                              1996       1995
                                           ---------   ---------

         Operating revenues                 $97,167     $91,016
         Operating income (loss)              9,966      (1,958)
         Net income (loss)                      145     (12,363)

The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition occurred on January 1, 1995, or of results that may occur in the future.

3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 and 1996 consists of the following (in thousands):
                                              1997         1996
                                            --------     --------

        Drilling rigs and equipment         $298,893     $282,130
        Other                                    200           65
        Work in progress                      27,577        3,341
                                            --------     --------
                                            $326,670     $285,536
                                            ========     ========

In June 1997, the Company sold its 49% interest in a jointly-owned jackup rig to ENSCO for $20.8 million. The sales price of the rig was based on a fair market appraisal by a third party and representative of the 51% of the jackup rig purchased by ENSCO from an unrelated party in May 1997. The proceeds from the sale to ENSCO exceeded the Company's net book value of the rig by approximately $9.2 million which has been recorded to paid in capital.

In December 1997, the Company sold a jackup rig to ENSCO for $55.0 million. The sales price of the rig was based on an independent appraisal of fair market value. The proceeds from the sale exceeded the Company's net book value of the rig by approximately $31.2 million which has been recorded to paid in capital.

In September 1996, the Company retired two platform rigs located off the coast of California. The rigs were dismantled and their major components were sold to ENSCO at fair market value as spare capital assets. No gain or loss was recognized on this transaction.

In May 1996, the Company purchased a jackup rig located in the Gulf of Mexico, which the Company previously operated under a charter agreement, for $21.3 million. Proceeds from certain asset sales in 1995 that were previously disclosed as restricted for purchase of replacement assets or repurchase of indebtedness were used to purchase the rig.

4.  LONG-TERM DEBT

Long-term debt at December 31, 1997 and 1996 consists of the following (in thousands):
                                              1997         1996
                                            --------     --------

    Senior Subordinated Notes due 2004      $ 98,762     $ 99,387
    Revolving credit facility                      -       35,000
                                            --------     --------
                                            $ 98,762     $134,387
                                            ========     ========

In January 1994, the Company completed an offering of 9.875% Senior Subordinated Notes (the "Notes") with an aggregate principal amount of $100.0 million. The Notes are due January 2004 and interest is payable semiannually. The Notes are unsecured obligations of the Company, and are guaranteed by substantially all of the Company's principal subsidiaries. The Notes' indenture contains certain covenants, including limitation on restricted payments, indebtedness, disposition of proceeds of asset sales, transactions with affiliates, payments of dividends and other payment restrictions, sale/leaseback transactions and restrictions on mergers, consolidations and transfer of assets. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 1999.

In July 1996, the Company redeemed $5.0 million (face amount) of the Notes pursuant to an offer required to be made under the terms of the Notes following the Merger. Additionally, as of December 31, 1996, ENSCO had purchased $23.2 million (face amount) of the Notes on the open market. The full $95.0 million (face amount) of the Company's Notes and related premium are shown as outstanding in the Company's consolidated balance sheet as of December 31, 1997 and 1996.

At December 31, 1996, the Company had $35.0 million outstanding under a revolving credit facility (the "Sub-Facility") established under ENSCO's $150.0 million revolving credit facility with a group of international banks (the "Facility"). The Facility and Sub-Facility were retired in November 1997 in conjunction with ENSCO's sale of $300.0 million in public debt. The interest rate on the Sub-Facility was tied to London Interbank Offered Rates and at December 31, 1996 was 6.785% on the $35.0 million outstanding. The Sub-Facility was collateralized by certain of the Company's jackup rigs, which had a combined net book value of $100.2 million at December 31, 1996.

5.  STOCKHOLDER'S EQUITY (in thousands)

                                    $.10 par $.10 par   $.01 par    $.01 par
                                      Common   Common     Common      Common    Additional   Retained
                                      Stock    Stock      Stock       Stock      Paid-In     Earnings   Treasury
                                      Shares   Amount     Shares      Amount     Capital    (Deficit)    Stock
                                      ------   ------     ------      ------     -------    ---------   --------

BALANCE AT DECEMBER 31,1994.......        -    $    -     15,766      $ 158      $173,793   $(24,148)   $  (419)
  Net Loss........................        -         -          -          -             -     (9,238)         -
                                     ------    ------     ------      -----      --------   --------    -------
BALANCE AT DECEMBER 31, 1995......        -         -     15,766        158       173,793    (33,386)      (419)

  Cashless exercise of stock
    options.......................        -         -      1,048         10        20,166          -          -
  Purchase of treasury stock......        -         -       (710)         -             -          -    (13,583)
  Net loss through June 12, 1996..        -         -          -          -                  (24,332)         -
  Change of control...............    1,000         -    (16,104)      (168)       24,472     57,718     14,002
  Net income June 13, 1996 to
    December 31, 1996.............        -         -          -          -             -      4,064          -
                                      -----    ------     ------      -----      --------   --------    -------
BALANCE AT DECEMBER 31, 1996......    1,000         -          -          -       218,431      4,064          -
  Net income......................        -         -          -          -             -     10,009          -
  Proceeds in excess of net book
    value of assets sold to ENSCO,
    including tax effects.........        -         -          -          -        46,393          -          -
                                      -----    ------     ------      -----      --------   --------    -------
BALANCE AT DECEMBER 31, 1997......    1,000    $    -          -      $   -      $264,824   $ 14,073    $     -
                                      =====    ======     ======      =====      ========   ========    =======


6.  EMPLOYEE BENEFIT PLANS

Incentive Stock Plans
---------------------

Prior to the Merger, the Company's 1993 Long-Term Incentive Plan (the "1993 Plan") provided for the granting of any or all of the following types of awards:
(i) stock options, including incentive stock options and non-qualified stock options, (ii) stock appreciation rights ("SARs"), in tandem with stock options or freestanding, (iii) restricted stock, (iv) performance share awards, and (v) stock value equivalent awards. In conjunction with the Merger, the 1993 Plan was terminated and all outstanding shares granted pursuant to the 1993 Plan were exchanged for ENSCO common stock.

Stock Options - The table below summarizes the transactions relating to stock options. (shares in thousands)

                                                              1996                      1995
                                                     ----------------------     --------------------

                                                                   WEIGHTED                 WEIGHTED
                                                                   AVERAGE                  AVERAGE
                                                                   EXERCISE                 EXERCISE
                                                     SHARES         PRICE       SHARES       PRICE
                                                     ------        ------       ------       ------

Outstanding, beginning of year..................      1,059        $10.04          830       $12.75
Granted.........................................          -             -        1,059        10.04
Exercised.......................................     (1,048)        10.04            -            -
Exchanged for ENSCO common stock in Merger......        (11)         9.83            -            -
Canceled or forfeited...........................          -             -         (830)       12.75
                                                      -----        ------       ------       ------
Outstanding, end of year........................          -        $    -        1,059       $10.04
                                                      =====        ======       ======       ======

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

Under Statement of Financial Accounting Standards ("SFAS") No. 123, the Company is required to disclose information related to net income and earnings per share as if it had accounted for its employee stock options under the fair value provisions of that statement. For the options granted by the Company in 1995, the Company determined that such grants accounted for under the provisions of the SFAS No. 123 did not have a material impact on net income or earnings per share in 1995. As discussed above, the Company amended the 1993 Plan in connection with the Merger which resulted in a charge recorded by the Company in accordance with the provisions of Opinion 25 and related authoritative interpretations. The Company determined that the expense recognized under SFAS No. 123 in 1996 would not have been materially different than that recognized under Opinion 25.

Defined Contribution Plan
-------------------------

Effective June 30, 1996, the DUAL DRILLING COMPANY Thrift and 401(k) Retirement and Savings Plan (the "Retirement Plan") was frozen. All participants who remained employees of the Company after the Merger were allowed to become participants in the ENSCO Savings Plan. As soon as regulatory approvals are obtained, the Retirement Plan will be merged into the ENSCO Savings Plan. Costs incurred by the Company for matching contributions under the Retirement Plan were approximately $300,000 and $600,000 for the years ended December 31, 1996 and 1995, respectively.

Supplemental Executive Retirement Plan
--------------------------------------

In June 1993, the Company implemented the Supplemental Executive Retirement Plan (the "Plan"), a defined benefit pension plan covering certain of its executive officers. In conjunction with the Merger, the Company, ENSCO and the Plan participants agreed to terminate the Plan and distribute an aggregate $2.3 million to the participants. As such, the Company recorded pension cost related to the Plan of approximately $1.7 million in 1996, of which $1.2 million is recorded in Change in Control expenses in the consolidated statement of operations. The $2.3 million termination liability was paid to the participants in January 1997.

7.  INCOME TAXES

The Company had income (loss) of $(3.7) million, $(13.8) million, $(33.6) million and $(6.7) million from its operations before income taxes in the United States and income (loss) of $15.7 million, $16.7 million, $9.9 million and $(1.7) million from its operations before income taxes in foreign countries for the year ended December 31, 1997, periods June 13, 1996 to December 31, 1996, January 1, 1996 to June 12, 1996 and for the year ended December 31, 1995, respectively.

The provisions for income taxes for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (in thousands):


                                1997              1996                 1995
                            ------------ -------------------------  -----------
                                         Successor     Predecessor
                                         ---------     -----------

Current:
   Federal...........         $     -      $     -       $    -       $    -
   State.............               -            -            -           24
   Foreign...........           4,851        1,581        1,273        1,753
                              -------      -------       ------       ------
     Total current...           4,851        1,581        1,273        1,777
                              -------      -------       ------       ------

Deferred:
   Federal...........          (3,066)      (4,113)        (645)           -
   Foreign...........             156        1,388            -         (892)
                              -------      -------       ------       ------
     Total deferred..          (2,910)      (2,725)        (645)        (892)
                              -------      -------       ------       ------

Total................         $ 1,941      $(1,144)      $  628       $  885
                              =======      =======       ======       ======

    Deferred income tax assets and liabilities as of December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                          1997       1996
                                                        -------    -------

    Deferred tax assets:
       Domestic:
          Foreign tax credit carryforward.........      $ 5,108    $     -
          Deferred compensation...................            -      4,045
          Net operating loss carryforward.........       22,407     17,153
          Liabilities not deductible for tax
             purposes.............................        3,217      3,225
          Other...................................        2,614      2,829
       Foreign:
          Net operating loss carryforward.........            -         90
                                                        -------    -------
       Gross deferred tax assets..................       33,346     27,342
       Valuation allowance........................            -         -
                                                        -------    -------
       Net deferred tax assets....................      $33,346    $27,342
                                                        =======    =======
    Deferred tax liabilities:
       Domestic:
          Excess of net book basis over tax basis.      $31,492    $33,429
          Deferred installment gain...............        3,186      3,186
          Undistributed foreign earnings..........          771        771
       Foreign:
          Excess of net book basis over tax basis.        5,353      5,288
                                                        -------    -------
       Total deferred tax liability...............       40,802     42,674
       Less:  Net deferred tax assets.............      (33,346)   (27,342)
                                                        -------    -------
       Net deferred tax liability.................        7,456     15,332
       Add:  Current deferred tax asset...........        7,089      4,153
                                                        -------    -------
       Long term deferred tax liability...........      $14,545    $19,485
                                                        =======    =======

The following is a reconciliation of the provision for income taxes calculated at the U.S. federal income tax rate to the income taxes reflected in the consolidated statement of operations:

                                      1997             1996              1995
                                   ---------- -----------------------  --------
                                              Successor   Predecessor
                                              ---------   -----------

Current:
Income tax expense (benefit)
  at U.S. federal tax rate....      $ 4,182    $ 1,022      $(8,296)    $(2,924)
Increase (decrease) in tax
  resulting from:
    Effects of foreign taxes..        1,190     (2,804)       1,845       1,868
    Goodwill amortization.....          942        434          272         604
    Change in valuation
      allowance...............            -          -        6,807       2,082
    Utilization of NOLs.......       (3,078)         -            -           -
    Items not related to
      current year operations.         (670)         -            -        (946)
    Other.....................         (625)       204            -         201
                                    -------    -------      -------      ------
    Income tax expense
     (benefit)................      $ 1,941    $(1,144)     $   628      $  885
                                    =======    =======      =======      ======

At December 31, 1997, the Company had regular and alternative minimum tax net operating loss carryforwards of approximately $64.0 million and $37.2 million, respectively, and foreign tax credit carryforwards of $5.1 million. If not utilized, the regular and alternative minimum tax net operating loss carryforwards expire in 2009 and 2010. The foreign tax credit carryforward expires in 2001 and 2002.

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

It is the policy of the Company to consider that income generated in foreign subsidiaries is permanently invested. A significant portion of the Company's undistributed foreign earnings at December 31, 1997 were generated by controlled foreign corporations. A portion of the undistributed foreign earnings were taxed, for U.S. tax purposes, in the year that such earnings arose. Upon distribution of foreign earnings in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes. However, deferred taxes related to the future remittance of these funds are not expected to be significant to the financial statements of the Company.

8.  COMMITMENTS AND CONTINGENCIES

Leases and Contracts
--------------------

The Company is obligated under leases for certain of its offices and equipment. Rental expense relating to operating leases was $865,000 for the year ended December 31, 1997, $532,000 for the period June 13 through December 31, 1996, $407,000 for the period January 1 through June 12, 1996, and $1.1 million for the year ended December 31, 1995. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $470,500 in 1998 and $52,900 in 1999.

The Company makes payments to ENSCO under a Master Services Agreement for support services for the Company's operations. See Note 10 "Related Party Transactions."

Insurance
---------

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

Letters of Credit
-----------------

The Company, from time to time, maintains legally restricted cash balances as collateral for letters of credit issued by banks for providing bid bonds and performance bonds required on drilling contracts in which the Company may bid or be awarded. These restricted cash balances aggregated $1.1 million at December 31, 1996 and are included in Other Current Assets. There were no letters of credit outstanding at December 31, 1997.

At December 31, 1997, there were no other contingencies, claims, or lawsuits against the Company, which, in the opinion of management, would have a material effect on its financial condition or results of operations.

9.  GEOGRAPHIC REGION INFORMATION AND MAJOR CUSTOMERS

The Company's eight jackup rigs and eight platform rigs (including one which is managed but not owned) are located in the Gulf of Mexico and throughout the Asia Pacific region. Business levels for the Company and for the offshore contract drilling industry, in general, are significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate based upon many factors, including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

The following shows geographic information for the year ended December 31, 1997, the Successor period June 13, 1996 to December 31, 1996, the Predecessor period January 1, 1996 to June 12, 1996, and the year ended December 31, 1995(in thousands):

                                                                       GEOGRAPHIC REGION

                                                           North        Asia         Corporate
                                                          America      Pacific       & Other       Total
                                                         ---------    ---------     ----------   ---------

       1997
       ----
       Revenues.................................          $ 30,277     $ 60,577     $      -     $ 90,854
       Operating income (loss)..................            14,662       12,899       (4,800)      22,761
       Identifiable assets......................           269,784      165,595           80      435,459

       June 13, 1996 - December 31, 1996 (Successor)
       ---------------------------------------------
       Revenues.................................          $ 19,093     $ 24,532     $      -     $ 43,625
       Operating income (loss)..................             8,314        3,395       (2,640)       9,069
       Identifiable assets......................           280,968      123,289            -      404,257

       January 1, 1996 - June 12, 1996 (Predecessor)
       ---------------------------------------------
       Revenues.................................          $ 32,424     $ 21,118     $      -     $ 53,542
       Operating income (loss)..................             2,189        5,239      (25,762)     (18,334)

       1995
       ----
       Revenues.................................          $ 47,106     $ 38,783     $      -     $ 85,889
       Operating income (loss)..................               358        5,694       (7,563)      (1,511)
       Identifiable assets......................           180,069      123,500          193      303,762

For the year ended December 31, 1997, revenues from ENSCO were 32% of the Company's total revenues, revenues from two customers were each 20% of total revenues and revenues from one customer was 11% of total revenues.

For the period June 13, to December 31, 1996, revenues from ENSCO were 24%, and revenues from the other customers were 23%, 15% and 13% of the Company's total revenues.

For the period January 1, to June 12, 1996, revenues from one customer was 15% of the Company's total revenues and revenues from two customers were each 13% of the Company's total revenues.

For the year ended December 31, 1995, revenues from three customers were 17%, 14% and 11% of total revenues.

10.  RELATED PARTY TRANSACTIONS

Effective June 13, 1996, each of the Company's domestic rigs, currently consisting of three jackup rigs and seven platform rigs, were bareboat chartered to ENSCO Offshore Company ("ENSCO Offshore"), a wholly owned subsidiary of ENSCO, to achieve certain operating and marketing efficiencies. The terms of the bareboat charter agreements with ENSCO Offshore provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. Each respective bareboat charter rate is increased for any capital expenditures made by the Company on a chartered rig and the rate is reduced to 50% of the normal rate if a rig is idle for more than 30 consecutive days. The initial term of the bareboat charter agreements is one year, with automatic one year extensions, unless either party gives at least one month's prior notice of termination. Revenues relating to the bareboat charter agreements were $29.5 million for the year ended December 31, 1997 and $10.5 million for the period June 13, 1996 to December 31, 1996.

On June 13, 1996, the Company entered into a Master Services Agreement with ENSCO. Under the terms of the Master Services Agreement, ENSCO provides certain shorebase and corporate support services for the Company's domestic and foreign operations. The Company pays ENSCO a monthly fee for these services under the Master Services Agreement, which the Company believes is reasonable for the services provided. The administrative expense related to the Master Services Agreement was $4.8 million for the year ended December 31, 1997 and $2.6 million for the period from June 13, 1996 to December 31, 1996.

ENSCO holds a portion of the Company's Notes as of December 31, 1996. See Note 4 "Long-Term Debt." Interest expense relating to the Notes held by ENSCO was $2.3 million and $1.2 million for the years ended December 31, 1997 and 1996, respectively.

11.  SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated   Balance  Sheet  Information.   Accounts   receivable,   net  at
-------------------------------------------
December 31, 1997 and 1996 consists of the following (in thousands):

                                                         1997       1996
                                                       -------    -------

      Trade.....................................       $12,406    $11,518
      Other.....................................           109        343
                                                       -------    -------
                                                        12,515     11,861
      Allowance for doubtful accounts...........          (407)      (148)
                                                       -------    -------
                                                       $12,108    $11,713
                                                       =======    =======

Other current assets at December 31, 1997 and 1996 consists of the following (in thousands):

                                                         1997        1996
                                                       -------     -------

      Current deferred tax asset................       $ 7,089     $ 4,153
      Prepaid taxes ............................         1,146       1,416
      Prepaid expenses..........................           114         774
      Inventory.................................           440           -
      Supplemental executive retirement plan....             -       2,292
      Deposits..................................           109       1,224
      Other.....................................           111         150
                                                       -------     -------
                                                       $ 9,009     $10,009
                                                       =======     =======


 Accrued liabilities at December 31, 1997 and 1996 consists of the following (in thousands):

                                                         1997        1996
                                                       -------     -------

      Operating expenses........................       $ 1,671     $ 3,305
      Taxes.....................................         8,201       2,378
      Insurance.................................         2,500       2,500
      Accrued interest..........................         4,326       4,825
      Accrued work in progress..................         4,952           -
      Supplemental executive retirement plan....             -       2,264
      Deferred revenue..........................           755           -
      Other.....................................            66         361
                                                       -------     -------
                                                       $22,471     $15,633
                                                       =======     =======


Consolidated  Statement  of  Operations  Information.  Maintenance  and  repairs
-----------------------------------------------------
expense for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                  1997            1996              1995
                                -------- -----------------------  ---------
                                         Successor   Predecessor
                                         ---------   -----------

     Maintenance and repairs..   $3,497   $3,029       $5,911      $10,295



Consolidated  Statement  of Cash  Flows  Information.  The  1996  consolidated
-----------------------------------------------------
statement of cash flows excludes the non cash issuance of common stock in the merger of the Company with ENSCO as described in Note 2 "Merger."


Cash paid for interest and income taxes for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                 1997            1996               1995
                             ----------- -----------------------  ---------
                                         Successor   Predecessor
                                         ---------   -----------

Interest, net of amount
 capitalized.................  $12,450     $6,326      $6,915      $14,147
Income taxes.................    2,884      1,317       1,696        2,011

Fair  Value  of  Financial  Instruments.   The  following  disclosure  of  the
----------------------------------------
estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107,
"Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of financial instruments at December 31, 1997 and 1996 are as follows (in thousands):

                                       December 31, 1997    December 31, 1996
                                      ------------------   --------------------
                                                Estimated            Estimated
                                      Carrying    Fair     Carrying    Fair
                                       Amount     Value     Amount     Value
                                      -------- ----------  --------  ----------
Long-term debt, including current
  Maturities.......................   $98,762   $102,876   $134,387   $137,867

The estimated fair values were determined as follows:

Quoted market price for the Notes and interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt issues.

The estimated fair value of the Company's cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values at December 31, 1997 and 1996.

Concentration of Credit Risk. Financial instruments which subject the Company to
-----------------------------
concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company's trade receivables are predominantly from major international oil companies and government-owned oil companies. The Company's cash and cash equivalents are maintained in major banks and high grade investments. As a result, the Company believes the credit risk in such instruments is minimal.

12.    UNAUDITED QUARTERLY FINANCIAL INFORMATION

A summary of unaudited quarterly consolidated financial information for 1997 is as follows:

                                             First        Second         Third        Fourth
                                            Quarter       Quarter       Quarter       Quarter         Year
                                           --------       -------       -------       -------        -------

Revenues............................       $17,874        $21,877       $26,502       $24,601        $90,854
Operating expenses..................        11,573          8,041         8,084         7,713         35,411
                                           -------        -------       -------       -------        -------
Operating margin....................         6,301         13,836        18,418        16,888         55,443
Depreciation and amortization.......         6,358          6,989         7,256         7,279         27,882
General and administrative..........         1,200          1,200         1,200         1,200          4,800
                                           -------        -------       -------       -------        -------
Operating income....................        (1,257)         5,647         9,962         8,409         22,761
Interest income.....................           323            238           358           233          1,152
Interest expense, net...............         2,947          2,952         3,179         2,833         11,911
Other income (expense)..............           (11)            10           (18)          (33)           (52)
                                           -------        -------       -------       -------        -------
Income before taxes.................        (3,892)         2,943         7,123         5,776         11,950
Provision for income taxes..........           553            247           582           559          1,941
                                           -------        -------       -------       -------        -------
Net income..........................       $(4,445)       $ 2,696       $ 6,541       $ 5,217        $10,009
                                           =======        =======       =======       =======        =======


The 1997 second and third quarter results have been restated to reclassify the gain and related income tax effects recorded in connection with the sale of the Company's 49% interest in a jackup rig to ENSCO in June 1997 to paid in capital.

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

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial statements, financial statement schedules and exhibits filed as part of this report:
                                                              Page
                                                              ----
      (1)  Financial Statements of Dual Holding Company
               Reports of Independent Accountants              12
               Consolidated Balance Sheet                      13
               Consolidated Statement of Operations            14
               Consolidated Statement of Cash Flows            15
               Notes to the Consolidated Financial Statements  16

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

EXHIBIT NO.          DESCRIPTION


  10            -    Form  of  Standard   Bareboat   Charter   between   ENSCO
                     Offshore   Company  and  the  Company   (incorporated  by
                     reference  to  exhibit  No.  10.2  to  the   Registrant's
                     Quarterly  Report on Form 10-Q for the  quarterly  period
                     ended June 30, 1996).
  10.1          -    Form  of  Standard   Platform   Charter   between   ENSCO
                     Offshore   Company  and  the  Company   (incorporated  by
                     reference  to  exhibit  No.  10.3  to  the   Registrant's
                     Quarterly  Report on Form 10-Q for the  quarterly  period
                     ended June 30, 1996).
  10.2          -    Master  Services  Agreement  between ENSCO  International
                     Incorporated  and the Company  (incorporated by reference
                     to  exhibit  No.  10.4  to  the  Registrant's   Quarterly
                     Report on Form 10-Q for the  quarterly  period ended June
                     30, 1996).
  10.3          -    DUAL  DRILLING  COMPANY  Employees  Tax   Deferred/Thrift
                     Savings  Plan and  Trust  (filed as  exhibit  10.2 to the
                     Company's   Registration   Statement  on  Form  S-1  (No.
                     33-64550) and incorporated herein by reference).
  10.4          -    Office  Lease,  dated as of  October  21,  1988,  between
                     Sherry Lane  Associates and DUAL DRILLING  COMPANY (filed
                     as   exhibit   10.14   to  the   Company's   Registration
                     Statement  on Form S-1 (No.  33-64550)  and  incorporated
                     herein by reference).
  10.5          -    Indenture  dated January 15, 1994,  between DUAL DRILLING
                     COMPANY  and  Merrill  Lynch & Co.,  with  respect to the
                     issuance of Senior Subordinated Notes due 2004.
 *27.1          -    Financial Data Schedule
---------------

*  Filed herewith


(b) No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1998.

                                    Dual Holding Company
                                    (Registrant)


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

           Signatures                    Title                     Date
           ----------                    -----                     ----


  /s/  C. CHRISTOPHER GAUT          President and Director     March 23, 1998
  -----------------------------     (Principal Executive
       C. Christopher Gaut           Officer and Financial
                                     Officer)

  /s/   WILLIAM S. CHADWICK, JR.    Vice President and         March 23, 1998
  -----------------------------      Director
        William S. Chadwick, Jr.


  /s/     H. E. MALONE              Secretary and Director     March 23, 1998
  -----------------------------     (Principal Accounting
          H. E. Malone               Officer)