Form 10-Q
period 1998-03-31
DUAL HOLDING CO
filed 1998-05-14
CIK 907245

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998


                                       OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ____________________



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

There were 1,000 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 1, 1998.

                              DUAL HOLDING COMPANY

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                                                   PAGE
                                                                   ----

PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheet
         March 31, 1998 and December 31, 1997                        3

      Consolidated Statement of Operations
         Three months ended March 31, 1998 and 1997                  4

      Consolidated Statement of Cash Flows
         Three months ended March 31, 1998 and 1997                  5

      Notes to Consolidated Financial Statements                     6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS            8

PART II - OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        11

SIGNATURES                                                          12


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

                           PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
         (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORATED)
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except for share amounts)



                                                      March 31,   December 31,
                                                        1998         1997
                                                    ------------  ------------
                                                    (Unaudited)     (Audited)
                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents ......................    $  8,726     $ 10,071
   Accounts receivable, net .......................       9,557       12,108
   Prepaid expenses and other .....................       8,846        9,009
                                                       --------     --------
          Total current assets ....................      27,129       31,188
                                                       --------     --------

PROPERTY AND EQUIPMENT, AT COST ...................     372,550      326,670
   Less accumulated depreciation ..................      37,156       32,923
                                                       --------     --------
          Property and equipment, net .............     335,394      293,747
                                                       --------     --------

OTHER ASSETS, NET .................................     110,087      110,524
                                                       --------     --------
                                                       $472,610     $435,459
                                                       ========     ========

            LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Payable to ENSCO ...............................    $ 10,838     $  5,633
   Accounts payable ...............................         651          661
   Accrued liabilities ............................      24,135       22,471
                                                       --------     --------
          Total current liabilities ...............      35,624       28,765
                                                       --------     --------


LONG-TERM DEBT ....................................      98,606       98,762

NOTE PAYABLE TO ENSCO .............................      25,000           --

DEFERRED INCOME TAXES .............................      15,841       14,545

OTHER LIABILITIES .................................      14,372       14,490

STOCKHOLDER'S EQUITY
    Common stock ($.10 par value, 10,000
      shares authorized and 1,000 shares
      issued and outstanding) .....................          --           --
    Additional paid-in capital ....................     264,824      264,824
    Retained earnings .............................      18,343       14,073
                                                       --------     --------
           Total stockholder's equity .............     283,167      278,897
                                                       --------     --------
                                                       $472,610     $435,459
                                                       ========     ========



The accompanying notes are an integral part of these financial statements.

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORATED)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)




                                                   Three Months    Three Months
                                                       Ended          Ended
                                                     March 31,       March 31,
                                                       1998            1997
                                                   ------------    -------------

OPERATING REVENUES
   Drilling services ...........................     $ 11,952        $ 14,078
   ENSCO charter fees ..........................        8,422           3,796
                                                     --------        --------
                                                       20,374          17,874
                                                     --------        --------
OPERATING EXPENSES
   Operating costs .............................        5,115          11,573
   Depreciation and amortization ...............        4,967           6,358
   ENSCO administrative charge .................        1,200           1,200
                                                     --------        --------
                                                       11,282          19,131
                                                     --------        --------

OPERATING INCOME (LOSS) ........................        9,092          (1,257)
                                                     --------        --------


OTHER INCOME (EXPENSE)
   Interest income .............................          201             323
   Interest expense, net .......................       (2,345)         (2,947)
   Other, net ..................................          (33)            (11)
                                                     --------        --------
                                                       (2,177)         (2,635)
                                                     --------        --------

INCOME (LOSS) BEFORE INCOME TAXES ..............        6,915          (3,892)

PROVISION FOR INCOME TAXES .....................        2,645             553
                                                     --------        --------

NET INCOME (LOSS) ..............................     $  4,270        $ (4,445)
                                                     ========        ========


The accompanying notes are an integral part of these financial statements.


                       DUAL HOLDING COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORATED)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)



                                                           Three Months     Three Months
                                                              Ended             Ended
                                                            March  31,       March  31,
                                                               1998             1997
                                                           -------------    -------------


OPERATING ACTIVITIES
  Net income (loss) ....................................     $  4,270          $ (4,445)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization .....................        4,967             6,358
     Deferred income taxes .............................        1,296                52
     Other .............................................         (104)             (151)
     Changes in operating assets and liabilities:
      (Increase)decrease in accounts receivable ........        2,551            (1,512)
      (Increase)decrease in prepaid expenses
        and other assets ...............................         (118)            2,929
      Increase in accounts payable .....................        5,122            10,881
      Decrease in accrued liabilities and other ........       (3,484)           (6,140)
                                                             --------          --------
        Net cash  provided  by  operating  activities ..       14,500             7,972
                                                             --------          --------

INVESTING ACTIVITIES
   Additions to property and equipment .................      (40,872)          (15,787)
   Proceeds from sale of assets ........................           27               167
                                                             --------          --------
     Net cash used by investing activities .............      (40,845)          (15,620)
                                                             --------          --------

FINANCING ACTIVITIES
   Long-term borrowings from ENSCO .....................       25,000                --
   Reduction of long-term borrowings ...................           --              (251)
   Reduction in restricted cash ........................           --             1,075
                                                             --------          --------
     Net cash provided by financing activities .........       25,000               824
                                                             --------          --------

DECREASE IN CASH AND CASH EQUIVALENTS...................       (1,345)           (6,824)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........       10,071             9,397
                                                             --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............     $  8,726          $  2,573
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

It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

Note 2 - Change in Depreciable Lives

During the latter part of 1997, the Company performed an engineering and economic study of the Company's asset base. As a result of this study, the Company, effective January 1, 1998, extended the depreciable lives of its drilling rigs by an average of four years. The Company believes that this change provides a better matching of the revenues and expenses of the Company's assets over their anticipated useful lives. The effect of this change on the Company's financial results for the three months ended March 31, 1998 was to reduce depreciation expense by approximately $2.3 million.

The Company's drilling rigs and related equipment are depreciated over useful lives determined by the original construction date or major enhancement date of the asset. The useful lives of the Company's existing drilling rigs currently range from 8 to 16 years.

Note 3 - Related Party Transactions

On March 31, 1998, the Company executed a promissory note and borrowed $25.0 million from its parent company, ENSCO International Incorporated ("ENSCO"). The purpose of the loan is to provide additional cash to the Company for the ongoing and planned capital upgrades to the Company's drilling rigs. The terms of the loan provide for payment of the principal amount and interest on or before March 31, 2000. The note bears interest at 5% per annum.

At March 31, 1998, the Company's three jackup rigs and seven platform rigs in the Gulf of Mexico were under bareboat charter to a wholly owned subsidiary of ENSCO to achieve certain operating and marketing efficiencies. The terms of the bareboat charter agreements with ENSCO provide for fixed daily rates to be paid to the Company, which the Company believes are reasonable and representative of the environment in which the rigs operate. Each respective bareboat charter rate is increased for any capital additions made by the Company for a chartered rig and the rate is reduced to 50% of the normal rate if a rig is idle more than 30 consecutive days. The initial term of the bareboat charter agreements is one year, with automatic one year extensions, unless either party gives at least one month's prior notice of termination. Revenues from the charter agreements were approximately $8.4 million and $3.8 million for the three months ended March 31, 1998 and 1997, respectively.

The Company has a Master Services Agreement with ENSCO. Under the terms of the Master Services Agreement, ENSCO provides certain shorebase and corporate support services for the Company's domestic and foreign operations. The Company pays ENSCO a monthly fee of $400,000 for these services, which the Company believes is reasonable for the services provided.

Note 4 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The adoption of this statement had no effect on the Company's financial statements as it has no items, other than net income, which are considered in the determination of comprehensive income. As a result, the Company's financial statements do not include separate reporting of comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Dual Holding Company (the "Company") contracts its offshore drilling equipment for use in the Gulf of Mexico and the Asia Pacific region. Worldwide offshore drilling activity remained strong in the first quarter of 1998 with demand absorbing substantially all drilling rigs that are in working condition and being actively marketed in the major offshore drilling markets throughout the world. However, the decrease in oil prices, which began in November 1997, has continued into 1998 resulting in recent reductions in day rates and utilization. Because of this, the Company anticipates that its financial results may be adversely affected for the remainder of 1998, as compared to the first three months of 1998. As day rates and utilization for the Company's drilling rigs are dependent on the market conditions in which the Company operates, the extent of such adverse change cannot be accurately predicted.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

For the three months ended March 31, 1998, revenues increased $2.5 million, or 14% due primarily to increased utilization for the Company's drilling rigs, offset, in part, by the sale of two jackup rigs in May and December 1997. In the prior year quarter, the Company had five jackup rigs in shipyards for all or a portion of the period, whereas in the current year period only two rigs were in the shipyard. The Company's platform rig utilization also improved significantly due to reduced shipyard downtime. The two jackup rigs currently in the shipyard are anticipated to return to work in the second half of 1998.

The Company's operating margin (defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses) increased approximately $9.0 million, or 142%, for the three months ended March 31, 1998 as compared with the prior year period. The increase in operating margin is primarily due to the increase in utilization discussed above, and the reversal of $1.0 million previously accrued for the settlement of maritime claims that was no longer considered necessary.

In June 1997, the Company sold its 49% interest in a jointly-owned jackup rig to ENSCO. In December 1997, the Company sold another jackup rig to ENSCO. The impact of the sale of these rigs on the first quarter's operating margin in 1998, as compared to 1997, was more than offset by higher day rates for the remaining fleet due to improved market conditions and increased utilization due to reduced shipyard downtime.

Depreciation and amortization decreased by $1.4 million, or 22% for the quarter ended March 31, 1998 compared with the prior year period, due primarily to the sale of the two jackup rigs to ENSCO and the impact of a change in estimated depreciable lives. See Note 2 to the financial statements of the Company, "Change in Depreciable Lives."

Interest expense decreased from the prior year period due to a decrease in average debt outstanding. Interest expense will increase in the remaining quarters of 1998 as compared to the first quarter, due to the additional borrowings from ENSCO.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

The Company's cash provided by operations and cash used for capital expenditures for the three months ended March 31, 1998 and 1997 were as follows (in thousands):

                                        1998          1997
                                      ---------     ---------

       Cash provided by operations     $14,500       $ 7,972
                                       =======       =======

       Capital expenditures            $40,872       $15,787
                                       =======       =======

Cash flow from operations increased by $6.5 million for the three months ended March 31, 1998 as compared with the prior year period. The increase in cash flow from operations is primarily a result of the increase in operating margin resulting from the reduction of shipyard downtime during the first quarter of 1998, offset, in part, by the net change in various working capital accounts.

Capital expenditures for the three months ended March 31, 1998 primarily relate to enhancements to the two jackup rigs currently in the shipyard, the completion of enhancement projects near the end of 1997 and enhancements to the Company's platform rigs. The Company anticipates that capital expenditures for rig upgrades and sustaining operations may approximate $100.0 million to $130.0 million in 1998.

Financing and Capital Resources

The Company's liquidity position at March 31, 1998 and December 31, 1997 is summarized in the table below (in thousands, except ratios):


                                      March 31,     December 31,
                                        1998           1997
                                     -----------    -----------

      Cash                            $ 8,726         $ 10,071
      Working capital                  (8,495)           2,423
      Current ratio                        .8              1.1

Management expects that the Company will need to supplement its cash flow from operations in the remaining quarters of 1998 with additional borrowings from ENSCO in order to meet its planned capital expenditures.

MARKET RISK

The Company uses financial instruments, on a limited basis, to hedge against its exposure to changes in foreign currencies. The Company does not use financial instruments for trading purposes. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates", "the Company believes", "the Company anticipates" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include the following: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future and not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) and the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits Filed with this Report

            Exhibit No.

               4.1 Promissory Note with ENSCO International Incorporated, dated March 31, 1998.


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




                                    Dual Holding Company



Date:  May 12, 1998                 /s/  C. Christopher Gaut
      --------------                ------------------------
                                    C. Christopher Gaut
                                    President
                                    (Principal Executive Officer and
                                    Financial Officer)

                                    /s/ H. E. Malone
                                    ------------------------
                                    H. E. Malone
                                    Secretary
                                    (Principal Accounting Officer)