Form 10-Q
period 1998-06-30
DUAL HOLDING CO
filed 1998-08-13
CIK 907245

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998


                                       OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to_______________



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

Registrant's telephone number, including area code: (214)922-1500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

There were 1,000 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 31, 1998.

                              DUAL HOLDING COMPANY

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998
                                                                        PAGE
                                                                        ----


PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

       Consolidated Balance Sheet
           June 30, 1998 and December 31, 1997                            3

       Consolidated Statement of Operations
           Three months ended June 30, 1998, and 1997                     4

       Consolidated Statement of Operations
           Six months ended June 30, 1998, and 1997                       5

       Consolidated Statement of Cash Flows
           Six months ended June 30, 1998 and 1997                        6

       Notes to Consolidated Financial Statements                         7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                          9

PART II - OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            13


SIGNATURES                                                               14


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
         (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORATED)
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except for share amounts)


                                                        June 30,   December 31,
                                                         1998         1997
                                                      -----------  -----------
                                                      (Unaudited)

                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents .......................    $ 13,858     $ 10,071
  Accounts receivable, net ........................       8,794       12,108
  Prepaid expenses and other ......................       8,521        9,009
                                                       --------     --------
        Total current assets ......................      31,173       31,188
                                                       --------     --------

PROPERTY AND EQUIPMENT, AT COST ...................     410,849      326,670
  Less accumulated depreciation ...................      41,521       32,923
                                                       --------     --------
        Property and equipment, net ...............     369,328      293,747
                                                       --------     --------

OTHER ASSETS, NET .................................     109,891      110,524
                                                       --------     --------
                                                       $510,392     $435,459
                                                       ========     ========

           LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Payable to ENSCO ................................    $ 10,754     $  5,633
  Accounts payable ................................         527          661
  Accrued liabilities .............................      30,514       22,471
                                                       --------     --------
        Total current liabilities .................      41,795       28,765
                                                       --------     --------

LONG-TERM DEBT ....................................      98,449       98,762

NOTES PAYABLE TO ENSCO ............................      50,000           --

DEFERRED INCOME TAXES .............................      18,138       14,545

OTHER LIABILITIES .................................      15,644       14,490

STOCKHOLDER'S EQUITY
  Common stock ($.10 par value, 10,000 shares
    authorized, 1,000 shares issued and
    outstanding) ..................................          --           --
  Additional paid-in capital ......................     264,824      264,824
  Retained earnings ...............................      21,542       14,073
                                                       --------     --------
        Total stockholder's equity ................     286,366      278,897
                                                       --------     --------
                                                       $510,392     $435,459
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

                                                    Three Months   Three Months
                                                       Ended           Ended
                                                      June 30,        June 30,
                                                        1998            1997
                                                    -------------   ------------

OPERATING REVENUES
  Drilling services .........................         $ 13,383         $ 14,887
  ENSCO charter fees ........................            9,201            6,990
                                                      --------         --------
                                                        22,584           21,877
                                                      --------         --------
OPERATING EXPENSES
  Operating costs ............................           7,789            8,041
  Depreciation and amortization ..............           5,082            6,989
  ENSCO administrative charge ...............            1,200            1,200
                                                      --------         --------
                                                        14,071           16,230
                                                      --------         --------

OPERATING INCOME .............................           8,513            5,647

OTHER INCOME (EXPENSE)
  Interest income ............................             308              238
  Interest expense, net ......................          (2,660)          (2,952)
  Other, net .................................             (62)              10
                                                      --------         --------
                                                        (2,414)          (2,704)
                                                      --------         --------

INCOME BEFORE INCOME TAXES ...................           6,099            2,943

PROVISION FOR INCOME TAXES
  Current income taxes ......................              603              195
  Deferred income taxes .....................            2,297               52
                                                      --------         --------
                                                         2,900              247
                                                      --------         --------
NET INCOME ...................................        $  3,199         $  2,696
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

                                                      Six Months    Six Months
                                                        Ended         Ended
                                                       June 30,      June 30,
                                                         1998          1997
                                                      ----------    ----------

OPERATING REVENUES
  Drilling services ...........................        $ 25,335      $ 28,965
  ENSCO charter fees ..........................          17,623        10,786
                                                       --------      --------
                                                         42,958        39,751
                                                       --------      --------
OPERATING EXPENSES
  Operating costs ..............................         12,904        19,614
  Depreciation and amortization ................         10,049        13,347
  ENSCO administrative charge ..................          2,400         2,400
                                                       --------      --------
                                                         25,353        35,361
                                                       --------      --------

OPERATING INCOME ...............................         17,605         4,390

OTHER INCOME (EXPENSE)
  Interest income ..............................            509           561
  Interest expense, net ........................         (5,005)       (5,899)
  Other, net ...................................            (95)           (1)
                                                       --------      --------
                                                         (4,591)       (5,339)
                                                       --------      --------

INCOME (LOSS) BEFORE INCOME TAXES ..............         13,014          (949)

PROVISION FOR INCOME TAXES
  Current income taxes ........................           1,952           696
  Deferred income taxes .......................           3,593           104
                                                       --------      --------
                                                          5,545           800
                                                       --------      --------
NET INCOME (LOSS) ..............................       $  7,469      $ (1,749)
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

                                                        Six Months   Six Months
                                                          Ended        Ended
                                                         June 30,     June 30,
                                                          1998         1997
                                                       -----------  -----------

OPERATING ACTIVITIES
  Net income (loss) ..................................   $  7,469    $ (1,749)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization ...................     10,049      13,347
     Deferred income taxes ...........................      3,593         104
     Other ...........................................       (260)       (314)
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable ....      3,314        (541)
       (Increase) decrease in prepaid expenses
           and other .................................       (314)      3,424
       Increase in accounts payable ..................      4,871      10,546
       Decrease in accrued and other liabilities .....     (1,910)     (5,683)
                                                         --------    --------
          Net cash provided by operating activities ..     26,812      19,134
                                                         --------    --------
INVESTING ACTIVITIES
  Additions to property and equipment ................    (73,095)    (49,741)
  Proceeds from sale of assets .......................         70      22,442
                                                         --------    --------
     Net cash used by investing activities ...........    (73,025)    (27,299)
                                                         --------    --------
FINANCING ACTIVITIES
  Long-term borrowings ...............................     50,000      15,000
  Reduction of long-term borrowings ..................         --        (250)
  Reduction in restricted cash........................         --       1,075
                                                         --------    --------
     Net cash provided by financing activities .......     50,000      15,825
                                                         --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS ................      3,787       7,660

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......     10,071       9,397
                                                         --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............   $ 13,858    $ 17,057
                                                         ========    ========


   The accompanying notes are an integral part of these financial statements.

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Unaudited Financial Statements


The consolidated financial statements included herein have been prepared by Dual Holding Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (which consist of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations, and of cash flows for the interim periods presented. The Company is a wholly-owned subsidiary of ENSCO International Incorporated ("ENSCO").

It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

Note 2 - Change in Depreciable Lives

During the  latter  part of 1997,  the  Company  performed  an  engineering  and economic study of the Company's asset base. As a result of this study, the Company, effective January 1, 1998, extended the depreciable lives of its drilling rigs by an average of four years. The Company believes that this change provides a better matching of the revenues and expenses of the Company's assets over their anticipated useful lives. The effect of this change on the Company's financial results for the three and six months ended June 30, 1998 was to reduce depreciation expense by approximately $2.3 million and $4.6 million, respectively.

Note 3 - Related Party Transactions

At June 30, 1998, the Company's three jackup rigs and seven platform rigs in the Gulf of Mexico were under bareboat charter to a wholly owned subsidiary of ENSCO to achieve certain operating and marketing efficiencies. The terms of the bareboat charter agreements with ENSCO provide for fixed daily rates to be paid to the Company. If a rig is idle for more than 30 consecutive days, the charter rate is reduced by 50% of the normal rate. The bareboat charter agreements may be terminated with one month's prior notice by either party.

On March 31, 1998, the Company executed a promissory note and borrowed $25.0 million from ENSCO. On June 30, 1998, the Company executed a second promissory note and borrowed an additional $25.0 million from ENSCO. The purpose of the loans is to provide additional cash to the Company for the ongoing and planned capital upgrades to the Company's drilling rigs. The terms of the loans provide for payment of the principal amount and interest on or before March 31, 2000 and June 30, 2000, respectively. The notes bear interest at 5% per annum.

The Company has a Master Services Agreement with ENSCO. Under the terms of the Master Services Agreement, ENSCO provides certain shorebase and corporate support services for the Company's domestic and foreign operations. The Company pays ENSCO a monthly fee of $400,000 for these services, which the Company believes is reasonable for the services provided.

The Company is a guarantor of ENSCO's $185 million revolving credit agreement established in May 1998. As of June 30, 1998 there were no borrowings outstanding under the credit agreement.

Note 4 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The adoption of this statement had no effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT AND OUTLOOK

Dual Holding Company (the "Company") contracts its offshore drilling equipment for use in the Gulf of Mexico and the Asia Pacific region. During the second quarter of 1998, demand for offshore drilling equipment declined as oil prices continued to deteriorate from price levels at the end of 1997 and at the end of the first quarter of 1998. Oil prices have recently been at the lowest levels experienced during the last twelve years due to, among other things, concerns about an excess supply of oil in the world markets and reduced growth in worldwide demand due to the impact of the economic slowdown in Southeast Asia. In an attempt to prevent further deterioration in oil prices, members of OPEC and some other oil and gas producers recently agreed to reduce their current oil production levels. However, there can be no assurance that these agreements will reduce oil production levels or if or when these measures will increase oil prices and return them to higher levels that have prevailed over much of the last decade. As oil prices have declined, companies exploring for oil and natural gas have deferred some of their drilling programs thereby reducing demand for drilling equipment and resulting in reductions in day rates and utilization. Because of this, the Company's financial results for the second half of 1998 could be adversely affected.

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 1998, revenues increased approximately $700,000, or 3%, and $3.2 million, or 8%, respectively, as compared to the prior year periods. These increases are due primarily to improved day rates for the Company's drilling rigs and to an increase in platform rig utilization, offset in part by the sale of two jackup rigs in May and December 1997. The day rate improvements are primarily attributable to improved market conditions and to enhancements to the Company's drilling rigs, while the increase in platform rig utilization is attributable to a reduction in shipyard downtime for enhancement projects.

The Company's operating margin (defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses) increased approximately $1.0 million, or 7%, and $9.9 million, or 49%, for the three and six month periods ended June 30, 1998, respectively, as compared to the prior year periods. The increase in operating margin is primarily due to the improvement in day rates and utilization discussed above, and to the reversal of $1.0 million in the first quarter of 1998 that was previously accrued for the settlement of maritime claims.

In June 1997, the Company sold its 49% interest in a jointly-owned jackup rig to ENSCO. In December 1997, the Company sold another jackup rig to ENSCO. The impact of the sale of these rigs on the operating margin in 1998, as compared to

1997, was more than offset by higher day rates for the remaining fleet and increased utilization of the platform rigs.

Depreciation and amortization decreased by $1.9 million, or 27%, and $3.3 million, or 25% for the three and six month periods ended June 30, 1998, respectively, as compared with the prior year periods. These decreases are due primarily to the sale of the two jackup rigs to ENSCO in 1997 and the impact of a change in the estimated depreciable lives of the Company's drilling rigs effective January 1, 1998. See Note 2 to the financial statements of the Company included herein, "Change in Depreciable Lives."

Interest expense decreased from the prior year periods due to a decrease in average debt outstanding. Interest expense will increase in the remaining quarters of 1998 as compared to the first six months due to the additional borrowings from ENSCO.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

The Company's cash provided by operations and cash used for capital expenditures for the six months ended June 30, 1998 and 1997 were as follows (in thousands):

                                           1998        1997
                                          -------     -------

           Cash provided by operations    $26,812     $19,134
                                          =======     =======

           Capital expenditures           $73,095     $49,741
                                          =======     =======

Cash flow from operations increased by $7.7 million for the six months ended June 30, 1998 as compared with the prior year period. The increase in cash flow from operations is primarily a result of the increase in operating margin resulting from the day rate improvements and the overall reduction of shipyard downtime during the first half of 1998 when compared with the prior year period, offset, in part, by the net change in various working capital accounts.

Capital expenditures for the six months ended June 30, 1998 relate to enhancements to the Company's jackup rigs and platform rigs in 1998. During the second quarter of 1998 the Company had two jackup rigs and three platform rigs in shipyards for enhancements. The enhancements to the jackup rigs are expected to be completed in the third quarter of 1998. The enhancements to one platform rig were completed in May 1998, the enhancements to another were completed in July 1998 and the enhancements to the remaining platform rig are expected to be completed in the fourth quarter of 1998.

Financing and Capital Resources

The Company's liquidity position at June 30, 1998 and December 31, 1997 is summarized in the table below (in thousands, except ratios):


                                          June 30,       December 31,
                                            1998            1997
                                        ------------     ------------

         Cash                             $ 13,858         $ 10,071
         Working capital                   (10,622)           2,423
         Current ratio                          .7              1.1

Management believes that the Company may need to supplement its cash flow from operations in the remaining quarters of 1998 with additional borrowings from ENSCO in order to meet its planned capital expenditures. The Company anticipates that capital expenditures for rig upgrades and sustaining operations may approximate $100.0 to $130.0 million in 1998.

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

YEAR 2000 ISSUE

The Company has completed the initial assessment of its computer systems and other operational equipment to determine what systems and equipment may be impacted by the Year 2000 problem. The Company presently believes that it will be able to implement successfully the required systems and equipment modifications necessary to make the Company Year 2000 compliant by mid-1999. Based on the Company's assessment of its computer systems and other operational equipment to date, the Company believes that the potential impact, if any, of it not timely implementing the necessary modifications to become Year 2000 compliant would not be material to the operations of the Company. The Company currently estimates that the costs that will be incurred to become Year 2000 compliant will not be material to the Company.

The Company has initiated formal communication with its significant suppliers, customers and business partners to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own Year 2000 issues. In addition, third party vendors of hardware and packaged software have been contacted about their products' compliance status. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged.

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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits Filed with this Report

         Exhibit No.
         -----------

               4.1 Promissory Note with ENSCO International Incorporated, dated June 30, 1998.

              10.1 Form of Amendment No.1 to the Standard Bareboat Charter between ENSCO Offshore Company and the Company.

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


                                     Dual Holding Company



Date:  August 11, 1998
       ---------------               /s/  C. Christopher Gaut
                                     --------------------------------
                                     C. Christopher Gaut
                                     President
                                     (Principal Executive Officer and
                                     Financial Officer)


                                     /s/  H.E. Malone
                                     --------------------------------
                                     H.E. Malone
                                     Secretary
                                     (Principal Accounting Officer)