Form 10-Q
period 1998-09-30
DUAL HOLDING CO
filed 1998-11-13
CIK 907245

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998


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

There were 1,000 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 12, 1998.

                              DUAL HOLDING COMPANY

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                                                    PAGE
                                                                    ----


PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

       Consolidated Balance Sheet
           September 30, 1998 and December 31, 1997                   3

       Consolidated Statement of Operations
           Three months ended September 30, 1998, and 1997            4

       Consolidated Statement of Operations
           Nine months ended September 30, 1998, and 1997             5

       Consolidated Statement of Cash Flows
           Nine months ended September 30, 1998, and 1997             6

       Notes to Consolidated Financial Statements                     7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                      9

PART II - OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        14


SIGNATURES                                                           15


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
         (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORATED)
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except for share amounts)


                                                              September 30,        December 31,
                                                                   1998                1997
                                                              -------------        ------------
                                                               (Unaudited)

                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents..............................       $  7,806            $ 10,071
  Accounts receivable, net...............................          8,613              12,108
  Prepaid expenses and other.............................          9,055               9,009
                                                                --------            --------
        Total current assets.............................         25,474              31,188
                                                                --------            --------

PROPERTY AND EQUIPMENT, AT COST..........................        444,459             326,670
  Less accumulated depreciation..........................         46,425              32,923
                                                                --------            --------
        Property and equipment, net......................        398,034             293,747
                                                                --------            --------

OTHER ASSETS, NET........................................        109,080             110,524
                                                                --------            --------
                                                                $532,588            $435,459
                                                                ========            ========

           LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Payable to ENSCO......................................       $ 10,481            $  5,633
   Accounts payable......................................            406                 661
   Accrued liabilities...................................         25,530              22,471
                                                                --------            --------
        Total current liabilities........................         36,417              28,765
                                                                --------            --------

LONG-TERM DEBT..........................................          98,293              98,762

NOTES PAYABLE TO ENSCO...................................         70,000                   -

DEFERRED INCOME TAXES....................................         23,552              14,545

OTHER LIABILITIES........................................         11,668              14,490

STOCKHOLDER'S EQUITY
  Common stock ($.10 par value, 10,000 shares
    authorized, 1,000 shares issued and
    outstanding).........................................              -                   -
  Additional paid-in capital............................         264,824             264,824
  Retained earnings......................................         27,834              14,073
                                                                --------            --------
        Total stockholder's equity......................         292,658             278,897
                                                                --------            --------
                                                                $532,588            $435,459
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

                                                              Three Months         Three Months
                                                                  Ended               Ended
                                                              September 30,       September 30,
                                                                  1998                1997
                                                              -------------       -------------

OPERATING REVENUES
  Contract drilling...................................          $ 10,985            $ 16,745
  ENSCO charter fees..................................            10,776               9,757
                                                                --------            --------
                                                                  21,761              26,502
                                                                --------            --------
OPERATING EXPENSES
  Contract drilling.....................................           4,735               8,084
  Depreciation and amortization.........................           5,687               7,256
  ENSCO administrative charge..........................            1,200               1,200
                                                                --------            --------
                                                                  11,622              16,540
                                                                --------            --------

OPERATING INCOME........................................          10,139               9,962

OTHER INCOME (EXPENSE)
  Interest income.......................................             256                 358
  Interest expense, net................................           (1,764)             (3,179)
  Other, net...........................................              (26)                (18)
                                                                --------            --------
                                                                  (1,534)             (2,839)
                                                                --------            --------

INCOME BEFORE INCOME TAXES.............................            8,605               7,123


PROVISION FOR INCOME TAXES
  Current income taxes.................................           (3,101)                (70)
  Deferred income taxes................................            5,414                 652
                                                                --------            --------
                                                                   2,313                 582
                                                                --------            --------

NET INCOME..............................................        $  6,292            $  6,541
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

                                                                 Nine Months         Nine Months
                                                                   Ended               Ended
                                                                September 30,       September 30,
                                                                    1998                1997
                                                               --------------       -------------

   OPERATING REVENUES
     Contract drilling.......................................     $ 36,320            $ 45,709
     ENSCO charter fees......................................       28,399              20,544
                                                                  --------            --------
                                                                    64,719              66,253
                                                                  --------            --------
   OPERATING EXPENSES
     Contract drilling.......................................       17,639              27,698
     Depreciation and amortization...........................       15,736              20,603
     ENSCO administrative charge.............................        3,600               3,600
                                                                  --------            --------
                                                                    36,975              51,901
                                                                  --------            --------

   OPERATING INCOME..........................................       27,744              14,352

   OTHER INCOME (EXPENSE)
     Interest income..........................................         765                 919
     Interest expense, net...................................       (6,769)             (9,078)
     Other, net..............................................         (121)                (19)
                                                                  --------            --------
                                                                    (6,125)             (8,178)
                                                                  --------            --------

   INCOME BEFORE INCOME TAXES................................       21,619               6,174


   PROVISION FOR INCOME TAXES
     Current income taxes....................................       (1,149)                626
     Deferred income taxes..................................         9,007                 756
                                                                  --------            --------
                                                                     7,858               1,382
                                                                  --------            --------

   NET INCOME ................................................    $ 13,761            $  4,792
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


                                                                    Nine Months      Nine Months
                                                                       Ended            Ended
                                                                    September 30,   September 30,
                                                                        1998             1997
                                                                    -------------   -------------

  OPERATING ACTIVITIES
    Net income..................................................      $ 13,761       $  4,792
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization............................        15,736         20,603
       Deferred income taxes....................................         9,007            756
       Other....................................................          (384)          (350)
        Changes in assets and liabilities:
          (Increase) decrease in accounts receivable............         3,495           (757)
          (Increase) decrease in prepaid expenses
             and other..........................................          (754)         3,870
          Increase in accounts payable............................       4,448            943
          Decrease in accrued and other liabilities..............       (9,213)        (8,147)
                                                                      --------       --------
     Net cash provided by operating activities..................        36,096         21,710
                                                                      --------       --------

  INVESTING ACTIVITIES
    Additions to property and equipment.........................      (108,480)       (58,099)
    Proceeds from sale of assets................................           119         22,608
                                                                      --------       --------
       Net cash used by investing activities....................      (108,361)       (35,491)
                                                                      --------       --------

  FINANCING ACTIVITIES
    Long-term borrowings from ENSCO............................         70,000              -
    Long-term borrowings........................................             -         15,000
    Reduction of long-term borrowings...........................             -           (250)
    Reduction in restricted cash................................             -          1,075
                                                                      --------       --------
       Net cash provided by financing activities.................       70,000         15,825
                                                                      --------       --------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............        (2,265)         2,044

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................        10,071          9,397
                                                                      --------       --------

  CASH AND CASH EQUIVALENTS, END OF PERIOD......................      $  7,806       $ 11,441
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

It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2 - Change in Depreciable Lives

During the latter part of 1997, the Company performed an engineering and economic study of the Company's asset base. As a result of this study, the Company, effective January 1, 1998, extended the depreciable lives of its drilling rigs by an average of four years. The Company believes that this change provides a better matching of the revenues and expenses of the Company's assets over their anticipated useful lives. The effect of this change on the Company's financial results for the three and nine months ended September 30, 1998 was to reduce depreciation expense by approximately $2.1 million and $6.7 million, respectively.

Note 3 - Related Party Transactions

At September 30, 1998, the Company's three jackup rigs and seven platform rigs in the Gulf of Mexico were under bareboat charter to a wholly-owned subsidiary of ENSCO to achieve certain operating and marketing efficiencies. The terms of the bareboat charter agreements with ENSCO provide for fixed daily rates to be paid to the Company. If a rig is idle for more than 30 consecutive days, the charter rate is reduced by 50% of the normal rate. The bareboat charter agreements may be terminated with one month's prior notice by either party.

On March 31, 1998 and June 30, 1998, the Company executed promissory notes with ENSCO and borrowed $25 million on each of these dates. On September 30, 1998, the Company executed a third promissory note and borrowed an additional $20.0 million from ENSCO. The purpose of the loans is to provide additional cash to the Company for capital upgrades made to the Company's drilling rigs. The terms of the loans provide for payment of the principal amount and interest on or before March 31, 2000, June 30, 2000 and September 30, 2000, respectively. The notes bear interest at 5% per annum.

The Company has a Master Services Agreement with ENSCO. Under the terms of the Master Services Agreement, ENSCO provides certain shorebase and corporate support services for the Company's domestic and foreign operations. The Company pays ENSCO a monthly fee of $400,000 for these services, which the Company believes is reasonable for the services provided.

The Company is a guarantor of ENSCO's $185 million revolving credit agreement established in May 1998. As of September 30, 1998 there were no borrowings outstanding under this credit agreement.

Note 4 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The adoption of this statement had no effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

The Company currently has five jackup rigs and one platform rig located in the Asia Pacific region. The platform rig is not owned by the Company, but is operated under a management contract. The Company's remaining three jackup rigs and seven platform rigs are located in the Gulf of Mexico and are contracted to ENSCO under bareboat charter agreements.

RESULTS OF OPERATIONS

Revenues

  Contract Drilling

For the quarter ended September 30, 1998, revenues for the Company's five jackup rigs and one platform rig located in the Asia Pacific region decreased by $5.8 million or 34% as compared to the prior year quarter. This decrease is due primarily to downtime for two jackup rigs that were in the shipyard for enhancements during most of the third quarter and one additional jackup rig that was idle the entire third quarter. The enhancements to the two rigs in the shipyard were completed in mid-September and mid-October 1998 and currently these rigs are projected to remain idle for the fourth quarter of 1998. The other rig that was idle during the third quarter of 1998 returned to work in October 1998.

For the nine months ended September 30, 1998, revenues for contract drilling services decreased by $9.4 million or 21% from the prior year period. This decrease is due primarily to shipyard downtime for two rigs during most of the first nine months of 1998, additional rig idle time and the sale of the Company's 49% interest in one jackup rig to ENSCO in May 1997.

  ENSCO Charter Fees

ENSCO charter fees for the quarter and nine months ended September 30, 1998 increased by $1.0 million, or 10%, and by $7.9 million, or 38%, from the prior year periods, respectively. These increases are due primarily to increased utilization resulting from less shipyard downtime and increased charter fees resulting from higher jackup rig values and capital additions to the platform rigs. Offsetting the improvement in revenues was the sale of one previously chartered jackup rig to ENSCO in December 1997.

Contract Drilling Expenses

For the quarter and nine months ended September 30, 1998, contract drilling operating expenses decreased by $3.3 million, or 41%, and by $10.1 million, or 36%, due primarily to decreased utilization resulting from two rigs undergoing shipyard enhancements during the first nine months of the current year. The current year expenses also include the reversal of $1.0 million in the third quarter of 1998 related to the favorable settlement of a foreign personnel tax matter and the reversal of $1.0 million in the first quarter of 1998 previously accrued for the settlement of maritime claims. Additionally, the Company sold its 49% interest in one jackup rig to ENSCO in May 1997, which resulted in additional expense decreases for the current year nine month period.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.6 million, or 22%, and $4.9 million, or 24%, for the three and nine month periods ended September 30, 1998, respectively, as compared with the prior year periods. These decreases are due primarily to the sale of the two jackup rigs to ENSCO in 1997 and the impact of a change in the estimated depreciable lives of the Company's drilling rigs effective January 1, 1998. See Note 2 to the financial statements of the Company included herein "Change in Depreciable Lives."

Interest Expense, Net

Interest expense decreased from the prior year periods due primarily to higher capitalized interest in the current year periods and to lower average debt outstanding for the first six months of the current year versus the comparable prior year period.

Provision for Income Taxes

The current portion of the provision for income taxes for the quarter and nine months ended September 30, 1998 includes the reversal of $2.7 million previously accrued for a foreign tax matter that was settled in the Company's favor.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

The Company's cash provided by operations and cash used for capital expenditures for the nine months ended September 30, 1998 and 1997 were as follows (in thousands):

                                                      1998            1997
                                                    --------        --------

             Cash provided by operations            $ 36,096        $ 21,710
                                                    ========        ========

             Capital expenditures                   $108,480        $ 58,099
                                                    ========        ========

Cash flow from operations increased by $14.4 million for the nine months ended September 30, 1998 as compared with the prior year period. The increase in cash flow from operations is primarily due to the increase in operating margin for the first nine months of 1998, to a reduction in interest expense and to the net change in various working capital accounts.

Capital expenditures for the nine months ended September 30, 1998 represent enhancements to the Company's jackup rigs and platform rigs. During the third quarter of 1998 the Company had two jackup rigs and one platform rig in shipyards for enhancements. The enhancements to one jackup rig were completed in September 1998, and the enhancements to the platform rig were completed in August 1998. The enhancements to the remaining jackup rig were completed in October 1998.

Financing and Capital Resources

The Company's liquidity position at September 30, 1998 and December 31, 1997 is summarized in the table below (in thousands, except ratios):


                                         September 30,         December 31,
                                              1998                 1997
                                         -------------         ------------

           Cash                             $ 7,806             $ 10,071
           Working capital                  (10,943)               2,423
           Current ratio                         .7                  1.1

Management believes that the Company may need to supplement its cash flow from operations in the remaining quarter of 1998 with additional borrowings or asset sales in connection with ENSCO in order to meet its capital expenditure requirements. The Company anticipates that capital expenditures for rig upgrades and sustaining operations will approximate $130.0 million for the full year 1998. The Company's 1999 capital expenditures are currently projected to be approximately $20.0 million.

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

YEAR 2000 UPDATE

The Company's Year 2000 issues are being addressed in conjunction with ENSCO's Worldwide Year 2000 Plan. The following disclosure from ENSCO's Form 10-Q for the quarter ended September 30, 1998 addresses ENSCO's Year 2000 status.

The Company has completed its assessment of its critical information  technology
(IT) systems and non-IT systems and has developed and initiated a plan to address deficiencies. The Company believes that it is on schedule to
successfully   implement  the  required  systems  and  equipment   modifications
necessary to make the Company's critical systems Year 2000 compliant by mid-1999.

The Company's critical IT systems are comprised primarily of a general ledger accounting software package and related application modules, a fixed asset system, payroll system and requisition system. The assessment of the Company's IT systems found that some of the IT systems were not Year 2000 compliant. Changes to make these systems Year 2000 compliant are being made in conjunction with the Company's planned upgrade cycle, which should be completed by mid-1999.

Non-IT systems are comprised primarily of computer controlled equipment and electronic devices, including equipment with embedded microprocessors which are used to operate equipment on the Company's drilling rigs and marine vessels. Additionally, telephone systems and other office based electronic equipment are considered in the assessment of non-IT systems. With respect to drilling rig and marine vessel based systems, the Company's assessment indicates that there will be no disruption in the operations of its drilling rigs and marine vessels as a result of the Year 2000 problem. The Company plans to conduct testing of its drilling rig based equipment with manufacture representatives during the fourth quarter of 1998 to verify the current assessment. With respect to other office based non-IT systems, the Company's assessment found that it will be necessary to replace or modify some existing equipment, which should be completed by mid-1999.

The total cost to make all systems and equipment Year 2000 compliant is currently estimated at $250,000, exclusive of software and systems that are being upgraded in the normal business cycle. Approximately $50,000 has been spent in modifying and upgrading systems and equipment to date.

The Company has initiated and/or received communication from most significant suppliers, customers and financial service providers on the Year 2000 issue. This communication has been used to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own Year 2000 issues. Although there is currently no indication that these business partners will not achieve their Year 2000 compliance plans, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted. Additionally, there can be no guarantee that the Company will not experience Year 2000 problems. If the Company or its business partners experience Year 2000 compliance problems, material adverse business consequences could result. The Company believes that the most likely negative effects, if any, could include delays in payments to the Company from customers or payments by the Company to suppliers and disruptions in shipments of equipment and materials required to operate the Company's drilling rigs and marine vessels.

Based on the Company's current assessment of its IT systems, non-IT systems and business partners, the Company has not, to date, developed a contingency plan for Year 2000 issues. The Company will continue to monitor its decision on contingency planning and such a plan will be developed if and when it is considered prudent to do so.

NEW ACCOUNTING PRONOUNCEMENT

In June 30, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged.

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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits Filed with this Report

            Exhibit No.

                4.1 Promissory Note with ENSCO International Incorporated, dated
                    September 30, 1998.

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


                                   Dual Holding Company



Date: November 12, 1998            /s/ C. Christopher Gaut
      -----------------            --------------------------------
                                   C. Christopher Gaut
                                   President
                                   (Principal Executive Officer and
                                   Financial Officer)



                                   /s/  H.E. Malone
                                   ---------------------------------
                                   Secretary
                                   (Principal Accounting Officer)