Form 10-K405
period 1998-12-31
DUAL HOLDING CO
filed 1999-03-25
CIK 907245

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


(Mark One)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from . . . . . . . to . . . . . . . .


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

                               2700 Fountain Place
                                1445 Ross Avenue
                            Dallas, Texas 75202-2792
               (Address of principal executive offices) (Zip code)


       Registrant's telephone number, including area code: (214) 922-1500

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. . Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) and is therefore filing this Form with the reduced disclosure format.

Aggregate market value of voting stock held by non-affiliates of the registrant:
None

Number of shares outstanding at March 15, 1999:   Common Stock:  1,000



================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
--------------------------------------------------------------------------------

PART   ITEMS 1-2. BUSINESS AND PROPERTIES......................................1
I                    General...................................................1
                     Contract Drilling Operations..............................1
                     Jackup Rigs...............................................1
                     Platform Rigs.............................................1
                     Contracts.................................................1
                     Major Customers...........................................2
                     Industry Conditions and Competition.......................2
                     Governmental Regulation...................................2
                     Environmental Matters.....................................2
                     Operational Risks and Insurance...........................3
                     International Operations..................................3
                     Other Properties..........................................3
                     Employees.................................................3
       ITEM 3.   LEGAL PROCEEDINGS.............................................3
       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS...................................................3

--------------------------------------------------------------------------------

PART   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
II                   RELATED STOCKHOLDER MATTERS...............................4
       ITEM 6.   SELECTED HISTORICAL CONSOLIDATED FINANCIAL
                     AND OPERATIONS DATA.......................................4
       ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.......................4
                     Business Environment......................................4
                     Results of Operations.....................................5
                     Year 2000 Update..........................................6
                     Forward-Looking Statements................................7
                     New Accounting Pronouncements.............................7
       ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....7
       ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................7
       ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE......................21

--------------------------------------------------------------------------------

PART   ITEMS 10-13.
III              DIRECTORS AND EXECUTIVE OFFICERS, EXECUTIVE
                 COMPENSATION, SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN
                 RELATIONSHIPS AND RELATED TRANSACTIONS.......................22

--------------------------------------------------------------------------------

PART   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
IV               REPORTS ON FORM 8-K..........................................23

       SIGNATURES.............................................................25

                                     PART I

ITEMS 1. AND 2.   BUSINESS AND PROPERTIES

General

Dual Holding Company ("Dual" or the "Company") is a domestic and international offshore drilling contractor. The Company owns 15 offshore drilling rigs, consisting of eight jackup rigs and seven platform rigs. In addition, the Company operates one platform rig off the coast of China, which is not owned but managed by the Company. The Company's strategy is to market and operate quality jackup and platform drilling rigs in geographically diverse markets.

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

Contract Drilling Operations

The Company's 15 offshore drilling rigs are located in North America and the Asia Pacific region. The Company's North America drilling rigs consist of three jackup rigs and seven platform rigs located in the Gulf of Mexico. The Company's five Asia Pacific jackup rigs currently consist of three jackup rigs offshore Singapore, one offshore Qatar and one offshore Abu Dhabi. In addition, the Company operates one platform rig off the coast of China, which is not owned but managed by the Company. The Company's three jackup rigs offshore Singapore are not currently under contract and, as of the end of February 1999, the Company no longer operates the platform rig off the coast of China. All of the Company's remaining drilling rigs are currently under contract to ENSCO or another third party.

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

Contracts

The drilling services provided by the Company are conducted on a "daywork" contract basis. Under daywork contracts, the Company receives a fixed amount per day for drilling the well and the customer bears a major portion of the out-of-pocket costs of drilling. The customer may pay the cost of moving the equipment to and from the job site and assembling and dismantling the equipment.

Certain of the Company's drilling rigs are bareboat chartered to a wholly-owned subsidiary of ENSCO to achieve operating and marketing efficiencies. The terms of the bareboat charter agreements provide for fixed daily rates to be paid to the Company with ENSCO bearing the cost of maintaining and operating the rigs. The bareboat charter rates are reviewed at least annually and adjusted in accordance with the charter agreements. The charter rate is reduced to 50% of the normal rate if a rig is idle for more than 30 consecutive days. The bareboat charter agreements provide for automatic yearly extensions but may be terminated with one month's prior notice. At December 31, 1998, the Company had four jackup rigs and seven platform rigs under bareboat charter to ENSCO.

Major Customers

The Company's customer base consists of ENSCO, major international oil and gas companies, independent oil and gas companies and government-owned oil and gas companies. In 1998, the Company's customers which individually accounted for 10% or more of the Company's consolidated revenues consisted of ENSCO (48%), Petronas Carigali Sdn Bhd. (24%) and Maersk Oil Qatar AS (20%).

Industry Conditions and Competition

The market for offshore drilling services is largely determined by the supply of and demand for equipment. From the mid-1980's to the early 1990's, demand for offshore drilling equipment was generally flat, while the over supply of offshore drilling rigs gradually decreased, primarily due to attrition. Between 1994 and the first part of 1998, oil company spending steadily improved and, as a result, day rates and utilization for offshore drilling rigs increased. Technological advancements, such as three dimensional seismic, extended reach drilling, and multilateral drilling techniques, have improved the economics of finding and developing oil and gas reserves. During 1998, concern over excess oil supplies, due in part to the economic slowdown in Southeast Asia, caused oil prices to decrease to levels not experienced since the mid-1980's. As a result, oil companies have decreased their exploration and production budgets, which has led to a decrease in demand for drilling services. The supply of drilling rigs currently exceeds demand on a worldwide basis. This has resulted in a decrease in day rates and utilization across the industry.

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

International Operations

A significant portion of the Company's operations are conducted in foreign countries. Revenues from international operations were 54% of the Company's total revenues in 1998. The Company's international operations are subject to political, economic, and other uncertainties, such as the risks of expropriation of its equipment, expropriation of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company operates and fluctuations in international economies.

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

The Company has operations in Asian countries that have experienced substantial devaluations of their currencies compared to the U.S. dollar. However, as the Company's drilling contracts generally stipulate payment in U.S. dollars, the Company has experienced no significant losses due to the devaluation of such currencies.

Other Properties

Prior to the Merger, the Company leased office space for its corporate headquarters in Dallas, Texas. This space is no longer occupied by the Company and has been sublet under the lease agreement which extends through February 1999. The Company leases minimal space and materials storage space in India, Malaysia and Saudi Arabia.

Employees

As of December 31, 1998, the Company had no employees. In connection with the Merger, all of the Company's employees who were retained became employees of ENSCO. The Company has a Master Services Agreement with ENSCO for shorebase and corporate support services under which the Company pays ENSCO a monthly fee of $400,000 for accounting, treasury, human resources, engineering, insurance administration, management information systems, purchasing, safety and legal services. Either party may cancel this agreement upon 30 days notice. In addition, ENSCO provides personnel, at cost, for the Company's drilling rigs not chartered to ENSCO.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information presented herein is only intended to present a narrative analysis of material changes in operating results between fiscal years 1998 and 1997. This reduced analysis is in accordance with the reduced disclosure format set forth in General Instruction I(1)(a) and (b).

BUSINESS ENVIRONMENT

The Company owns 15 offshore drilling rigs located in North America and the Asia Pacific region. The Company's North America drilling rigs consist of three jackup rigs and seven platform rigs located in the Gulf of Mexico. The Company's five Asia Pacific jackup rigs currently consist of three jackup rigs offshore Singapore, one offshore Qatar and one offshore Abu Dhabi. In addition, the Company operates one platform rig off the coast of China, which is not owned but managed by the Company. The Company's three jackup rigs offshore Singapore are not currently under contract and, as of the end of February 1999, the Company no longer operates the platform rig off the coast of China.

Demand for the Company's services is significantly affected by expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate based upon many factors including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

During 1998, oil prices decreased significantly to levels not seen since the mid-1980's. As a result, oil companies have curtailed or deferred their exploration and development programs causing a decrease in demand for drilling rigs. As demand for drilling rigs declines, day rates and utilization are adversely affected. Although members of OPEC and some other oil and gas producers have attempted to reduce oil production levels, there can be no assurance that these efforts will reduce oil production levels or if or when these measures will increase oil prices for a sustained period.

The Company currently expects that day rates and utilization levels for drilling rigs will continue to deteriorate in 1999 as a result of current industry conditions and expected reductions in spending for exploration and production programs by oil companies in 1999. The Company's drilling rigs that are bareboat chartered to ENSCO are not as sensitive to day rate fluctuations as the Company's drilling rigs contracted directly to third parties, due to the fact that the charter rates with ENSCO are generally fixed for longer periods of time and are not directly impacted by market day rates. However, if a charter rig is idle for more than 30 consecutive days, the charter rate is reduced to one-half the normal rate.

RESULTS OF OPERATIONS

Revenues

The information below provides a summary of the Company's revenues for the years indicated (in thousands).

                                                  1998             1997
                                                -------          -------

Revenues
    Contract Drilling.....................      $45,780          $61,362
    ENSCO Charter Fees....................       41,838           29,492
                                                -------          -------
       Total Revenues.....................      $87,618          $90,854
                                                =======          =======

Contract drilling revenues are derived from rigs contracted to third parties. During 1998, the Company's five jackup rigs and one platform rig in the Asia Pacific region generated all of the Company's contract drilling revenues. Beginning in October 1998, one of these jackup rigs was bareboat chartered to ENSCO through the remainder of 1998.

ENSCO charter fee revenues are derived from rigs contracted to a wholly-owned subsidiary of ENSCO under bareboat charter agreements. These rigs are bareboat chartered to ENSCO to achieve operating and marketing efficiencies. The Company currently has three jackup rigs in the Gulf of Mexcio, one jackup rig in the Asia Pacific region and seven platform rigs in the Gulf of Mexico under bareboat charter to ENSCO.

     Contract Drilling

Contract drilling revenues decreased by $15.6 million, or 25%, in 1998 as compared to 1997. This decrease is due primarily to shipyard downtime for two jackup rigs that were in the shipyard for the majority of 1998 and have remained idle since the leaving the shipyard in the third and fourth quarters of 1998. In addition, the Company experienced more idle time during 1998 due to the reduced demand for offshore drilling rigs resulting from decreasing oil prices. Contract drilling revenues also decreased due to the sale of the Company's 49% interest in one jackup rig to ENSCO in May 1997.

     ENSCO Charter Fees

ENSCO charter fee revenues increased by $12.3 million, or 42%, in 1998 as compared to 1997. This increase is due primarily to increased utilization resulting from less shipyard downtime in 1998 and increased charter rates resulting from higher jackup rig values and capital additions to the platform rigs. Also, beginning in October 1998, an additional jackup in the Asia Pacific region was bareboat chartered to ENSCO which increased the number of jackup rigs bareboat chartered to ENSCO to four.

Contract Drilling Expenses

Contract drilling expenses decreased by $12.3 million, or 35%, in 1998 as compared to 1997. This decrease is due primarily to lower utilization resulting from two rigs undergoing shipyard enhancements or being idle for all of 1998. The current year expenses were also reduced by $1.0 million resulting from the favorable settlement of a foreign personnel tax matter in 1998 and the reversal of $2.1 million related to amounts previously accrued for the settlement of maritime claims. Additionally, the Company sold its 49% interest in one jackup rig to ENSCO in May 1997, which resulted in a decrease in contract drilling expenses of approximately $2.9 million.

Depreciation and Amortization

Depreciation and amortization expense decreased by $4.6 million, or 17%, in 1998 as compared to 1997. This decrease is due primarily to the sale of two jackup rigs to ENSCO during 1997 and the impact of a change in the estimated depreciable lives of the Company's drilling rigs effective January 1, 1998.

During the latter part of 1997, the Company performed an engineering and economic study of the Company's asset base. As a result of this study, the Company extended the depreciable lives of its drilling rigs by an average of four years. The Company believes that this change provides a better matching of the revenues and expenses of the Company's assets over their anticipated useful lives. The effect of this change on the Company's financial results for the year ended December 31, 1998, was to reduce depreciation expense by approximately $5.1 million.

Interest Expense, Net

Interest expense, net decreased by $2.8 million in 1998 as compared to 1997, due primarily to a $2.0 million increase in capitalized interest in the current year and lower average interest rates on debt outstanding in 1998 as a result of replacing bank debt with borrowings from ENSCO in 1998.

Provision for Income Taxes

The Company's provision for income taxes increased in 1998 as compared to 1997 as a result of the increased profitability of the Company offset, in part, by the reversal of $2.7 million previously accrued for a foreign tax matter that was settled in the Company's favor during 1998.

YEAR 2000 UPDATE

The Company's Year 2000 issues are being addressed in conjunction with ENSCO's worldwide Year 2000 Plan. The following disclosure is from ENSCO's Form 10-K for the year ended December 31, 1998 and addresses ENSCO's Year 2000 status.

The Company has completed its assessment of its critical information  technology
(IT) systems and non-IT systems and is working to correct the deficiencies identified. The Company believes that it is on schedule to successfully implement the required systems and equipment modifications necessary to make the Company's critical systems Year 2000 compliant by mid-1999.

The Company's critical IT systems are comprised primarily of a general ledger accounting software package and related application modules, a fixed asset system, payroll system and procurement and purchasing system. The assessment of the Company's IT systems found that some of the IT systems were not Year 2000 compliant. Changes to make these systems Year 2000 compliant are being made in conjunction with the Company's planned upgrade cycle, which should be completed by mid-1999.

Non-IT systems are comprised primarily of computer controlled equipment and electronic devices, including equipment with embedded microprocessors which are used to operate equipment on the Company's drilling rigs and marine vessels. Additionally, telephone systems and other office based electronic equipment are considered in the assessment of non-IT systems. With respect to drilling rig and marine vessel based systems, the Company's assessment indicates that there will be no disruption in the operations of its drilling rigs and marine vessels as a result of the Year 2000 problem. The Company conducted testing of its drilling rig based equipment with manufacture representatives during the fourth quarter of 1998 which verified the Company's assessment. With respect to other office based non-IT systems, the Company's assessment found that it will be necessary to replace or modify some existing equipment, which should be completed by mid-1999.

The total cost to make all systems and equipment Year 2000 compliant is currently estimated at $550,000, including software and systems that are being replaced in the Company's normal upgrade cycle. Approximately $400,000 has been spent in modifying and upgrading systems and equipment to date. These estimates do not include internal labor costs for employees who spend part of their time working on the Company's Year 2000 project.

The Company has initiated or received communication from most significant suppliers, customers and financial service providers on the Year 2000 issue. This communication has been used to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own Year 2000 issues. Although there is currently no indication that these business partners will not achieve their Year 2000 compliance plans, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted. Additionally, there can be no guarantee that the Company will not experience Year 2000 problems. If the Company or its business partners experience Year 2000 compliance problems, material adverse business consequences could result. The Company believes that the most likely negative effects, if any, could include delays in payments to the Company from customers or payments by the Company to suppliers and disruptions in shipments of equipment and materials required to operate the Company's drilling rigs and marine vessels.

The Company has begun contingency planning for its Year 2000 issues and is expected to have such plans completed by mid-1999. The Company's contingency planning will primarily focus on precautionary measures related to the shipment of equipment to foreign countries and rig crew changes on or around January 1, 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

     Reports of Independent Accountants......................................  8
     Consolidated Balance Sheet at December 31, 1998 and 1997................  9
     Consolidated Statement of Operations for the years ended December 31,
        1998 and 1997, and the periods June 13, 1996 to December 31, 1996 and January 1, 1996 to June 12, 1996................................. 10
     Consolidated Statement of Cash Flows for the years ended December 31,
        1998 and 1997, and the periods June 13, 1996 to December 31, 1996 and January 1, 1996 to June 12, 1996................................. 11
     Notes to Consolidated Financial Statements.............................. 12

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholder and Board of Directors of Dual Holding Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dual Holding Company and its subsidiaries (Successor entity) at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended and for the period June 13, 1996 to December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Successor entity's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
January 25, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholder and Board of Directors of Dual Holding Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Dual Holding Company and its subsidiaries (Predecessor entity) for the period January 1, 1996 to June 12, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Predecessor entity's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
January 28, 1997

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
         (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORATED)
                           CONSOLIDATED BALANCE SHEET
             (in thousands, except for par value and share amounts)



                                                                 December 31,
                                                              -----------------
                                                                1998      1997
                                                              -------   -------

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents............................... $ 10,790  $ 10,071
    Accounts receivable, net................................    9,147    12,108
    Other current assets....................................    9,519     9,009
                                                             --------  --------
       Total current assets.................................   29,456    31,188
                                                             --------  --------

PROPERTY AND EQUIPMENT, AT COST.............................  448,756   326,670
    Less accumulated depreciation...........................  (53,204)  (32,923)
                                                             --------  --------
       Property and equipment, net..........................  395,552   293,747
                                                             --------  --------

OTHER ASSETS, NET...........................................  108,261   110,524
                                                             --------  --------
                                                             $533,269  $435,459
                                                             ========  ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
    Payable to ENSCO........................................ $  2,083  $  5,633
    Accounts payable........................................      558       661
    Accrued liabilities and other...........................   16,542    22,471
                                                             --------  --------
       Total current liabilities............................   19,183    28,765
                                                             --------  --------

LONG-TERM DEBT  ............................................   98,137    98,762

NOTES PAYABLE TO ENSCO, INCLUDING ACCRUED INTEREST..........   81,827         -

DEFERRED INCOME TAXES.......................................   23,840    14,545

OTHER LIABILITIES...........................................   10,722    14,490

COMMITMENTS AND CONTINGENCIES...............................

STOCKHOLDER'S EQUITY
    Common stock ($.10 par value, 10,000 shares authorized,
      1,000 shares issued and outstanding)..................        -         -
    Additional paid in capital..............................  264,824   264,824
    Retained earnings.......................................   34,736    14,073
                                                             --------  --------
      Total stockholder's equity............................  299,560   278,897
                                                             --------  --------
                                                             $533,269  $435,459
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

                                                                                 June 13,      January 1,
                                           Year Ended          Year Ended        1996 to        1996 to
                                           December 31,        December 31,    December 31,     June 12,
                                               1998                1997            1996           1996
                                            ---------           ---------       ---------      -----------
                                            Successor           Successor       Successor      Predecessor

   REVENUES
      Contract drilling..................    $ 45,780           $ 61,362         $ 33,085        $ 53,542
      ENSCO charter fees.................      41,838             29,492           10,540               -
                                             --------           --------         --------        --------
                                               87,618             90,854           43,625          53,542
                                             --------           --------         --------        --------
   OPERATING EXPENSES
      Contract drilling..................      23,148             35,411           18,565          37,346
      Depreciation and amortization......      23,253             27,882           13,351           8,768
      Change in control..................           -                  -                -          22,005
      General and administrative.........           -                  -                -           3,757
      ENSCO administrative charge........       4,800              4,800            2,640               -
                                             --------           --------         --------        --------
                                               51,201             68,093           34,556          71,876
                                             --------           --------         --------        --------

   OPERATING INCOME (LOSS)...............      36,417             22,761            9,069         (18,334)
                                             --------           --------         --------        --------

   OTHER INCOME (EXPENSE)
      Interest income....................       1,002              1,152              757             846
      Interest expense, net..............      (9,069)           (11,911)          (6,864)         (6,484)
      Other, net.........................        (167)               (52)             (42)            268
                                             --------           --------         --------        --------
                                               (8,234)           (10,811)          (6,149)         (5,370)
                                             --------           --------         --------        --------

   INCOME (LOSS) BEFORE INCOME TAXES.....      28,183             11,950            2,920         (23,704)

   PROVISION (BENEFIT) FOR INCOME TAXES..       7,520              1,941           (1,144)            628
                                             --------           --------         --------        --------

   NET INCOME (LOSS).....................    $ 20,663           $ 10,009         $  4,064        $(24,332)
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

                                                                                                        June 13,      January 1,
                                                                       Year Ended      Year Ended       1996 to        1996 to
                                                                      December 31,    December 31,    December 31,     June 12,
                                                                          1998           1997             1996           1996
                                                                       ---------       ---------       ---------      -----------
                                                                       Successor       Successor       Successor      Predecessor

OPERATING ACTIVITIES
    Net income (loss).............................................     $ 20,663        $ 10,009        $  4,064        $(24,332)
    Adjustments to reconcile net income  (loss) to net cash
      provided (used) by operating activities:
        Depreciation and amortization.............................       23,253          27,882          13,351           8,768
        Deferred income tax provision (benefit)...................        9,057          (2,910)         (2,725)           (645)
        Gain on disposition of assets.............................          (90)              -               -            (167)
        Recognition of deferred income............................            -               -               -          (2,941)
        Recognition of deferred expense...........................            -               -              29           1,357
        Non-cash compensation expense.............................            -               -               -           9,667
        Other.....................................................         (467)           (453)           (352)             58
        Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable...............        2,961            (400)          9,943          (3,985)
         (Increase) decrease in other assets......................         (879)            972            (654)          5,584
         Increase (decrease) in accounts payable..................       (3,811)          4,855            (699)         (4,777)
         Increase (decrease) in accrued and other liabilities.....      (11,662)         (4,980)         (9,372)         11,770
                                                                       --------        --------        --------        --------
           Net cash provided by operating activities..............       39,025          34,975          13,585             357
                                                                       --------        --------        --------        --------

INVESTING ACTIVITIES
    Additions to property and equipment...........................     (120,297)        (76,345)         (8,609)        (23,149)
    Proceeds from sale of assets..................................          164          35,812           1,622             208
    Other.........................................................            -               -               -          (1,688)
                                                                       --------        --------        --------        --------
           Net cash used by investing activities..................     (120,133)        (40,533)         (6,987)        (24,629)
                                                                       --------        --------        --------        --------

FINANCING ACTIVITIES
    Long-term borrowings from ENSCO, including accrued interest...       81,827               -               -               -
    Long-term borrowings..........................................            -          15,000          45,000               -
    Reduction of long-term borrowings.............................            -         (50,250)        (57,097)         (2,586)
    Proceeds in excess of net book value of assets sold to ENSCO..            -          40,407               -               -
    Cash received (pledged) for letters of credit.................            -           1,075           6,367          (7,443)
                                                                       --------        --------        --------        --------
           Net cash provided (used) by financing activities.......       81,827           6,232          (5,730)        (10,029)
                                                                       --------        --------        --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................          719             674             868         (34,301)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................       10,071           9,397           8,529          42,830
                                                                       --------        --------        --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................     $ 10,790        $ 10,071        $  9,397        $  8,529
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

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES

Organization and Basis of Presentation
--------------------------------------

Dual Holding Company was acquired by ENSCO on June 12, 1996, at which time the Company became a wholly-owned subsidiary of ENSCO. See Note 2 "Merger." The Company engages in the offshore contract drilling business and currently owns 15 offshore drilling rigs.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements included herein present the results of the Company for periods prior to the Merger ("Predecessor" entity) as well for periods subsequent to the Merger ("Successor" entity). The financial statements of the Predecessor and Successor entities are not comparable in certain respects because of differences between the cost bases of the assets and liabilities held by the Predecessor compared to that of the Successor as well as the effect on the Successor's operations for adjustments to depreciation and amortization, interest income, interest expense, and income taxes. The following significant accounting policies apply to both the Predecessor entity and the Successor entity unless otherwise noted.

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

Property and Equipment
----------------------

Under the Successor entity, depreciation on drilling rigs and related equipment is computed using the straight line method over estimated useful lives ranging from 4 to 17 years. Depreciation of other equipment is computed using the straight line method over estimated useful lives ranging from 2 to 6 years.

During the  latter  part of 1997,  the  Company  performed  an  engineering  and economic study of the Company's asset base. As a result of this study, the Company, effective January 1, 1998, extended the depreciable lives of its drilling rigs by an average of four years. The Company believes that this change provides a better matching of the revenues and expenses of the Company's assets over their anticipated useful lives. The effect of this change on the Company's financial results for the year ended December 31, 1998 was to reduce depreciation expense by approximately $5.1 million.

Maintenance and repair costs are charged to expense as incurred. Major renewals and improvements are capitalized. Upon retirement or replacement of assets, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Goodwill
--------

Goodwill arising from the acquisition by ENSCO is amortized on the straight-line basis over a period of 40 years. See Note 2 "Merger." Prior to the Merger, the Company had goodwill resulting from the acquisition by Dual Invest in June 1990 that was written-off in 1996 as a result of purchase accounting. Amortization of goodwill was $2.9 million in 1998, $2.7 million in 1997, $1.2 million for the period June 13, 1996 to December 31, 1996 and $770,000 for the period January 1, 1996 to June 12, 1996. Goodwill, net of accumulated amortization, was $107.5 million and $110.4 million at December 31, 1998 and 1997, respectively, and is included in Other Assets, Net in the Consolidated Balance Sheet. Accumulated amortization of goodwill at December 31, 1998 and 1997 was $6.8 million and $3.9 million, respectively.

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

Comprehensive Income
--------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no effect on the Company's financial statements.

Reclassifications
-----------------

Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

2.     MERGER

On June 12, 1996, the Company was acquired by ENSCO in a purchase acquisition. The Merger was approved on that date by the stockholders of the Company who received 0.625 shares of ENSCO common stock (1.25 shares adjusted for the two-for-one split of ENSCO's common stock on September 15, 1997) for each share of the Company's common stock. The Company's stockholders of record as of June 12, 1996 received, in the aggregate, approximately 10.1 million shares of ENSCO common stock (20.1 million shares post split) valued at approximately $218.4 million.

In conjunction with the Merger, the Company charged $22.0 million against operating results for certain items. These items include compensation paid in the ordinary course of business as well as other costs directly related to the Merger process. The primary items composing the $22.0 million of operating charges were as follows (in thousands):

             Cashless exercise of stock options....    $ 9,667
             Compensation and severance
                payments to employees..............      8,773
             Fee paid to investment advisor........      3,000
             Other  ...............................        565
                                                       -------
                 Total.............................    $22,005
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

In connection with the Merger, the name of the Company was changed from DUAL DRILLING COMPANY to Dual Holding Company and the capital structure of the Company was changed. Prior to the Merger, the Company was authorized to issue
50.0 million shares of its $.01 par value common stock, of which 16.1 million shares were outstanding as of June 12, 1996, and 10.0 million shares of its preferred stock, of which none were outstanding as of June 12, 1996. Under the terms of the Company's restated certificate of incorporation filed June 12, 1996, the Company is authorized to issue 10,000 shares of its $.10 par value common stock. As of December 31, 1998 and 1997, the Company had issued 1,000 shares of its $.10 par value common stock, all of which were held by ENSCO.

The following unaudited pro forma information shows the consolidated results of operations for the year ended December 31, 1996 based upon adjustments to the historical financial statements of the Company to give effect to the Merger as if such Merger had occurred on January 1, 1996 (in thousands):

                                                    1996
                                                  -------

        Operating revenues..................      $97,167
        Operating income....................        9,966
        Net income..........................          145

The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition occurred on January 1, 1996, or of results that may occur in the future.

3.     PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 and 1997 consists of the following (in thousands):
                                                   1998              1997
                                                 --------          --------

        Drilling rigs and equipment.........     $445,873          $298,893
        Other...............................          257               200
        Work in progress....................        2,626            27,577
                                                 --------          --------
                                                 $448,756          $326,670
                                                 ========          ========

In June 1997, the Company sold its 49% interest in a jointly-owned jackup rig to ENSCO for $20.8 million. The sales price of the rig was based on a fair market appraisal by a third party and representative of the 51% of the jackup rig purchased by ENSCO from an unrelated party in May 1997. The proceeds from the sale to ENSCO exceeded the Company's net book value of the rig by approximately $9.2 million which has been recorded to additional paid in capital.

In December 1997, the Company sold a jackup rig to ENSCO for $55.0 million. The sales price of the rig was based on an independent appraisal of fair market value. The proceeds from the sale exceeded the Company's net book value of the rig by approximately $31.2 million which has been recorded to additional paid in capital.

4.     LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1997 consists of the following (in thousands):


                                                   1998              1997
                                                 --------          --------


        Senior Subordinated Notes due 2004....   $ 98,137          $ 98,762
        Notes Payable to ENSCO,
           including accrued interest.........     81 827                 -
                                                 --------          --------
                                                 $179,964          $ 98,762
                                                 ========          ========

In January 1994, the Company completed an offering of 9.875% Senior Subordinated Notes (the "Notes") with an aggregate principal amount of $100.0 million. The Notes are due January 2004 and interest is payable semiannually. The Notes are unsecured obligations of the Company, and are guaranteed by substantially all of the Company's principal subsidiaries. The Notes' indenture contains certain covenants, including limitation on restricted payments, indebtedness, disposition of proceeds of asset sales, transactions with affiliates, payments of dividends and other payment restrictions, limitations on sale/leaseback transactions and restrictions on mergers, consolidations and transfer of assets. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 1999. The Notes are redeemable at prices decreasing annually from 104.94% of the face amount on January 15, 1999, to par on January 15, 2002 and thereafter.

In July 1996, the Company redeemed $5.0 million (face amount) of the Notes pursuant to an offer required to be made under the terms of the Notes following the Merger. Additionally, as of December 31, 1996, ENSCO had purchased $23.2 million (face amount) of the Notes on the open market. The full $95.0 million (face amount) of the Company's Notes and related premium are shown as outstanding in the Company's consolidated balance sheet as of December 31, 1998 and 1997.

On March 31, 1998 and June 30, 1998, the Company executed promissory notes with ENSCO and borrowed $25.0 million on each of these dates. On September 30, 1998, the Company executed a third promissory note and borrowed an additional $20.0 million from ENSCO. On December 31, 1998, the Company executed a fourth promissory note and borrowed another $10.0 million from ENSCO. The purpose of the loans was to provide additional cash to the Company for capital upgrades made to the Company's drilling rigs. The terms of the promissory notes provide for payment of the principal amount and interest on or before the maturity date. The maturity date of each promissory note is two years from its inception. The promissory notes bear interest at 5% per annum and at December 31, 1998, accrued interest on the promissory notes was $1.8 million.

5.     STOCKHOLDER'S EQUITY (in thousands, except for share amounts)

                                         $.10 par  $.10 par  $.01 par  $.01 par
                                          Common    Common    Common    Common     Additional   Retained
                                          Stock     Stock     Stock     Stock       Paid-In     Earnings     Treasury
                                          Shares    Amount    Shares    Amount      Capital     (Deficit)     Stock
                                          ------    ------    ------    ------     ----------   ---------    --------

BALANCE AT DECEMBER 31, 1995..........         -    $    -    15,766    $  158     $173,793     $(33,386)    $   (419)
  Cashless exercise of stock
     options..........................         -         -     1,048        10       20,166            -            -
  Purchase of treasury stock..........         -         -      (710)        -            -            -      (13,583)
  Net loss through June 12, 1996......         -         -         -         -            -      (24,332)        -
  Change of control...................     1,000         -   (16,104)     (168)      24,472       57,718       14,002
  Net income June 13, 1996 to
     December 31, 1996................         -         -         -         -            -        4,064            -
                                          ------    ------    ------    ------      -------     --------     --------
BALANCE AT DECEMBER 31, 1996..........     1,000         -         -         -      218,431        4,064            -
  Net income..........................         -         -         -         -            -       10,009            -
  Proceeds in excess of net book
     value of  assets sold to ENSCO,
     including tax effects............         -         -         -         -       46,393            -            -
                                          ------    ------    ------    ------     --------     --------     --------
BALANCE AT DECEMBER 31, 1997..........     1,000         -         -         -      264,824       14,073            -
  Net income..........................         -         -         -         -            -       20,663            -
                                          ------    ------    ------    ------     --------     --------     --------
BALANCE AT DECEMBER 31, 1998..........     1,000    $    -         -    $    -     $264,824     $ 34,736     $      -
                                          ======    ======    ======    ======     ========     ========     ========

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

Stock Options - The table below summarizes the transactions relating to stock options for the year ended December 31, 1996 (in thousands):

                                                                1996
                                                        ----------------------
                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                        Shares         Price
                                                        ------         ------

   Outstanding, beginning of year..................      1,059         $ 10.04
   Exercised.......................................     (1,048)          10.04
   Exchanged for ENSCO common stock in Merger......        (11)           9.83
                                                        ------         -------
   Outstanding, end of year........................          -         $     -
                                                        ======         =======

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

Defined Contribution Plan
-------------------------

Effective June 30, 1996, the DUAL DRILLING COMPANY Thrift and 401(k) Retirement and Savings Plan (the "Retirement Plan") was frozen. All participants who remained employees of the Company after the Merger were allowed to become participants in the ENSCO Savings Plan. As soon as regulatory approvals are obtained, the Retirement Plan will be merged into the ENSCO Savings Plan. Costs incurred by the Company for matching contributions under the Retirement Plan were approximately $300,000 for the year ended December 31, 1996.

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

7.     INCOME TAXES

The Company had losses of $3.9 million, $3.7 million, $13.8 million and $33.6 million from its operations before income taxes in the United States and income of $32.1 million, $15.7 million, $16.7 million and $9.9 million from its operations before income taxes in foreign countries for the years ended December 31, 1998 and 1997 and the periods June 13, 1996 to December 31, 1996 and January 1, 1996 to June 12, 1996, respectively.

The provisions for income taxes for the years ended December 31, 1998, 1997 and 1996 are summarized as follows (in thousands):

                                   1998          1997            1996
                                 --------      --------   ----------------------
                                                          Successor  Predecessor
                                                          ---------  -----------

CURRENT:
      Federal...................  $     -       $     -     $     -     $     -
      State.....................        -             -           -           -
      Foreign...................   (1,537)        4,851       1,581       1,273
                                  -------       -------     -------     -------
         Total Current..........   (1,537)        4,851       1,581       1,273
                                  -------       -------     -------     -------

DEFERRED:
      Federal...................    9,658        (3,066)     (4,113)       (645)
      Foreign...................     (601)          156       1,388           -
                                  -------       -------     -------     -------
         Total Deferred.........    9,057        (2,910)     (2,725)       (645)
                                  -------       -------     -------     -------

Total ..........................  $ 7,520       $ 1,941     $(1,144)    $   628
                                  =======       =======     =======     ========

Deferred income tax assets and liabilities as of December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                           1998          1997
                                                         --------      --------

    Deferred tax assets:
      Domestic:
          Foreign tax credit carryforward............    $ 4,887        $ 5,108
          Net operating loss carryforward............     28,222         22,407
          Liabilities not deductible for tax purposes      1,457          3,217
          Other......................................      2,125          2,614
                                                         -------        -------
      Total deferred tax assets......................     36,691         33,346
                                                         -------        -------

    Deferred tax liabilities:
      Domestic:
          Excess of net book basis over tax basis....     44,495         31,492
          Deferred installment gain..................      3,186          3,186
          Undistributed foreign earnings.............        771            771
      Foreign:
          Excess of net book basis over tax basis....      4,752          5,353
                                                         -------        -------
      Total deferred tax liability...................     53,204         40,802
      Less:  Total deferred tax assets...............    (36,691)       (33,346)
                                                         -------        -------
      Net deferred tax liability.....................     16,513          7,456
      Add:  Current deferred tax asset...............      7,327          7,089
                                                         -------        -------
      Long term deferred tax liability...............    $23,840        $14,545
                                                         =======        =======

      The following is a reconciliation of the provision for income taxes calculated at the U.S. federal income tax rate to the income taxes reflected in the consolidated statement of operations:

                                                     1998            1997                1996
                                                     ----            ----       -------------------------
                                                                                Successor     Predecessor
                                                                                ---------     -----------

Income tax expense (benefit)
   at U.S. federal tax rate..................       $ 9,864        $ 4,182       $ 1,022        $(8,296)
Increase (decrease) in tax resulting from:
   Effects of foreign taxes..................        (1,994)         1,190        (2,804)         1,845
   Adjustment of prior year accruals.........        (2,694)             -             -              -
   Goodwill amortization.....................         1,005            942           434            272
   Change in valuation allowance.............             -              -             -          6,807
   Utilization of NOLs.......................            76         (3,078)            -              -
   Items not related to current
     year operations.........................             -           (670)            -              -
   Other.....................................         1,263           (625)          204              -
                                                    -------        -------       -------       --------
     Income tax expense (benefit)............       $ 7,520        $ 1,941       $(1,144)      $    628
                                                    =======        =======       =======       ========

At December 31, 1998, the Company had regular and alternative minimum tax net operating loss carryforwards of approximately $81.0 million and $54.0 million, respectively, and foreign tax credit carryforwards of $4.9 million. If not utilized, the regular and alternative minimum tax net operating loss carryforwards expire from 2009 through 2013. The foreign tax credit carryforward expires from 2001 through 2003.

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

It is the policy of the Company to consider that income generated in foreign subsidiaries is permanently invested. A significant portion of the Company's undistributed foreign earnings at December 31, 1998 were generated by controlled foreign corporations. A portion of the undistributed foreign earnings were taxed, for U.S. tax purposes, in the year that such earnings arose. Upon distribution of foreign earnings in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes. However, deferred taxes related to the future remittance of these funds are not expected to be significant to the financial statements of the Company.

8.     COMMITMENTS AND CONTINGENCIES

Leases and Contracts
--------------------

The Company is obligated under leases for certain of its offices and equipment. Rental expense relating to operating leases was $345,000 in 1998, $865,000 in 1997, $532,000 for the period June 13, 1996 through December 31, 1996 and $407,000 for the period January 1, 1996 through June 12, 1996. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows:
$162,000 in 1999, $46,000 in 2000 and none thereafter.

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

Letters of Credit
-----------------

The Company, from time to time, maintains legally restricted cash balances as collateral for letters of credit issued by banks for providing bid bonds and performance bonds required on drilling contracts in which the Company may bid or be awarded. There were no letters of credit outstanding at December 31, 1998 and 1997.

Other
-----

At December 31, 1998, there were no other contingencies, claims, or lawsuits against the Company, which, in the opinion of management, would have a material effect on its financial condition or results of operations.

9.     GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

The Company is engaged in the offshore contract drilling business and owns 15 offshore drilling rigs located in North America and the Asia Pacific region. In addition, the Company operates one platform rig off the coast of China, which is not owned but managed by the Company. The Company is a wholly-owned subsidiary of ENSCO and is managed as part of ENSCO's offshore drilling segment. The Company attributes revenues and assets to geographic locations based upon the location of a drilling rig.

Revenues and long-lived asset information by country for those countries that account for more than 10% of total revenues or 10% of the Company's long-lived assets is as follows (in thousands):

                                                  Revenues                                    Long-lived Assets
                              -------------------------------------------------------   ----------------------------------
                                                  June 13, 1996 -   January 1, 1996 -
                                                 December 31, 1996   June 12, 1996
                               1998       1997      (Successor)     (Predecessor)        1998         1997         1996
                              ------     ------  -----------------  -----------------   ------       ------       ------

United States............    $39,948     $29,493      $10,539            $25,870       $193,415     $142,656     $111,375
Qatar....................     23,207      26,761        4,895              4,747         27,659       58,639       22,750
Malaysia.................     21,101      10,032            -                  -         37,236       39,758            -
India....................          -      18,300        9,843              7,174              -       52,692       49,937
Mexico...................          -         784        8,554              6,554              -            -       50,688
Indonesia................          -           -        9,045              8,845              -            -       38,729
Singapore................          -           -            -                  -        109,078            -            -
Other foreign countries..      3,362       5,484          749                352         28,164            2            4
                             -------     -------      -------            -------       --------     --------     --------
    Total................    $87,618     $90,854      $43,625            $53,542       $395,552     $293,747     $273,483
                             =======     =======      =======            =======       ========     ========     ========

For the year ended December 31, 1998, revenues from ENSCO were 48% of the Company's total revenues and revenues from two other customers were 24% and 20% of the Company's total revenues.

For the year ended December 31, 1997, revenues from ENSCO were 32% of the Company's total revenues, revenues from two other customers were each 20% of total revenues and revenues from one customer was 11% of the Company's total revenues.

For the period June 13, 1996 to December 31, 1996, revenues from ENSCO were 24% of the Company's total revenues and revenues from three other customers were 23%, 15% and 13% of the Company's total revenues.

For the period January 1, 1996 to June 12, 1996, revenues from one customer was 15% of the Company's total revenues and revenues from two customers were each 13% of the Company's total revenues.

10.     RELATED PARTY TRANSACTIONS

Certain of the Company's drilling rigs are bareboat chartered to a wholly-owned subsidiary of ENSCO to achieve operating and marketing efficiencies. As of December 31, 1998, four jackup rigs and seven platform rigs were under bareboat charter to ENSCO. The terms of the bareboat charter agreements provide for fixed daily rates to be paid to the Company. The bareboat charter rates are reviewed at least annually and adjusted in accordance with the charter agreements. The charter is reduced to 50% of the normal rate if a rig is idle for more than 30 consecutive days. Revenues relating to the bareboat charter agreements were $41.8 million in 1998, $29.5 million in 1997 and $10.5 million for the period from June 13, 1996 to December 31, 1996.

The Company has a Master Services Agreement with ENSCO whereby ENSCO provides certain shorebase and corporate support services for the Company's domestic and foreign operations. The Company pays ENSCO a monthly fee for these services under the Master Services Agreement, which the Company believes is reasonable for the services provided. The administrative expense related to the Master Services Agreement was $4.8 million for each of the years ended December 31, 1998 and 1997 and $2.6 million for the period from June 13, 1996 to December 31, 1996.

During 1998, the Company borrowed $80.0 million from ENSCO to meet cash flow requirements for capital upgrades and enhancements to the Company's drilling rigs. See Note 4 "Long Term Debt."

ENSCO holds a portion of the Company's Notes as of December 31, 1998. See Note 4 "Long-Term Debt." Interest expense relating to the Notes held by ENSCO was $2.3 million in 1998 and 1997 and $1.2 million in 1996.

The Company is a guarantor of ENSCO's $185.0 million revolving credit agreement established in May 1998. As of December 31, 1998, there were no borrowings outstanding under this credit agreement.

11.     SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Balance Sheet Information. Accounts receivable, net at December 31, 1998 and 1997 consists of the following (in thousands):

                                                    1998            1997
                                                   ------          ------

          Trade...............................     $6,317         $12,406
          Other...............................      3,301             109
                                                    -----         -------
                                                    9,618          12,515
          Allowance for doubtful accounts.....       (471)           (407)
                                                   ------         -------
                                                   $9,147         $12,108
                                                   ======         =======


Other current assets at December 31, 1998 and 1997 consists of the following (in thousands):

                                                    1998            1997
                                                   ------          ------

              Current deferred tax asset......    $ 7,327         $ 7,089
              Prepaid taxes...................      1,024           1,146
              Prepaid expenses ...............         34             114
              Inventory.......................      1,079             440
              Deposits........................         55             109
              Other...........................          -             111
                                                  -------         -------
                                                  $ 9,519         $ 9,009
                                                  =======         =======

Accrued liabilities at December 31, 1998 and 1997 consists of the following (in thousands):

                                                    1998            1997
                                                   ------          ------

             Operating expenses................   $ 1,744         $ 1,671
             Taxes.............................     3,217           8,201
             Insurance.........................       250           2,500
             Accrued interest..................     4,298           4,326
             Accrued work in progress..........     6,917           4,952
             Deferred revenue..................        50             755
             Other.............................        66              66
                                                  -------         -------
                                                  $16,542         $22,471
                                                  =======         =======

Consolidated Statement of Operations Information. Maintenance and repairs expense for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                          1998     1997           1996
                                          ----     ----    ---------------------
                                                           Successor Predecessor
                                                           --------- -----------

      Maintenance and repairs..........  $2,930   $3,497     $3,029     $5,911

Consolidated  Statement  of  Cash  Flows  Information.   The  1996  consolidated
statement of cash flows excludes the non-cash issuance of common stock in the merger of the Company with ENSCO as described in Note 2 "Merger."

Cash paid for interest and income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                          1998     1997           1996
                                          ----     ----   ---------------------
                                                          Successor Predecessor
                                                          --------- -----------

      Interest, net of amount
        capitalized ...................  $7,280  $12,450     $6,326     $6,915
      Income taxes ....................   2,142    2,884      1,317      1,696

The Company capitalized interest of $2.1 million in 1998, $180,000 in 1997 and none in 1996.

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

The carrying amounts and estimated fair values of financial instruments at December 31, 1998 and 1997 are as follows (in thousands):

                                        December 31, 1998    December 31, 1997
                                        ------------------   ------------------
                                                 Estimated            Estimated
                                        Carrying   Fair      Carrying   Fair
                                         Amount    Value      Amount    Value
                                         ------   -------     ------   -------
      Senior Subordinated Notes
          due 2004....................  $98,137   $99,988   $98,762   $102,876
      Notes Payable to ENSCO,
          including accrued interest..   81,827    80,724         -          -

The estimated fair values were determined as follows:

Quoted market price for the Senior Subordinated Notes, and interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities for the Notes Payable to ENSCO.

The  estimated  fair  value  of  the  Company's   cash  and  cash   equivalents,
receivables, trade payables and other liabilities approximated their carrying values at December 31, 1998 and 1997.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial statements, financial statement schedules and exhibits filed as part of this report:

                                                                            Page
                                                                            ----
          (1)     Financial Statements of Dual Holding Company
                         Reports of Independent Accountants                   8
                         Consolidated Balance Sheet                           9
                         Consolidated Statement of Operations                10
                         Consolidated Statement of Cash Flows                11
                         Notes to the Consolidated Financial Statements      12

          (2)     Exhibits

                  The following instruments are included as exhibits to this report. Exhibits incorporated by reference are so indicated by parenthetical information.

EXHIBIT NO.      DESCRIPTION
-----------      -----------

 2    - Agreement and Plan of Merger among ENSCO International Incorporated, DDC
        Acquisition Company and DUAL DRILLING COMPANY dated March 21, 1996 (incorporated by reference to exhibit (C)(1) to the Company's Form 8-K as filed with the Securities and Exchange Commission on April 1, 1996).
 2.1 - Principal Stockholders Agreement between ENSCO International Incorporated and Dual Invest AS dated March 21, 1996 (incorporated by reference to Appendix D to the ENSCO (File No. 1-8097) Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on May 10, 1996).
 2.2 - Amendment No. 1 to Agreement and Plan of Merger dated May 7, 1996, between ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to exhibit 2.2 of Amendment No. 1 to the ENSCO International Incorporated Registration Statement on Form S-4 filed May 10, 1996, Registration No. 333-3411).
 3    - Certificate of Merger of  DDC  Acquisition  Company  merging   into DUAL
        DRILLING COMPANY (incorporated by reference to exhibit No. 3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).
 3.1  - Certificate of  Incorporation  of  DDC  Acquisition  Company, as amended
        (incorporated by reference to exhibit No. 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
        1996).
 4.0 - Promissory Note for $25.0 million, with ENSCO International Incorporated, dated March 31, 1998 (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).
 4.1 - Promissory Note for $25.0 million, with ENSCO International Incorporated, dated June 30, 1998 (filed as exhibit 4.1 in the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).
 4.2 - Promissory Note for $20.0 million, with ENSCO International Incorporated, dated September 30, 1998 (filed as exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).
*4.3  - Promissory Note for    $10.0   million,   with    ENSCO    International
        Incorporated, dated  December 31, 1998.
 10   - Form of Standard  Bareboat Charter between  ENSCO  Offshore  Company and the Company (incorporated by reference to exhibit No. 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).
 10.1 - Form of Amendment No. 1 to the Standard Bareboat Charter between ENSCO Offshore Company and the Company (filed as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

EXHIBIT NO.      DESCRIPTION
-----------      -----------

 10.2 - Form of Standard Platform Charter between ENSCO Offshore Company and the Company (incorporated by reference to exhibit No. 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).
 10.3 - Master Services Agreement between ENSCO International Incorporated and the Company (incorporated by reference to exhibit No. 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).
 10.4 - DUAL DRILLING COMPANY Employees Tax Deferred/Thrift Savings Plan and Trust (filed as exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-64550) and incorporated herein by reference).
 10.5 - Office Lease, dated as of October 21, 1988, between Sherry Lane Associates and DUAL DRILLING COMPANY (filed as exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 33-64550) and incorporated herein by reference).
 10.6 - Indenture dated January 15, 1994, between DUAL DRILLING COMPANY and Merrill Lynch & Co., with respect to the issuance of Senior Subordinated Notes due 2004.
*27.1 - Financial Data Schedule (EDGAR version only).

---------------

 * Filed herewith

(b)      Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1999.

                                                Dual Holding Company
                                                    (Registrant)

                                             By:  /s/ C. CHRISTOPHER GAUT
                                                  -----------------------
                                                      C. Christopher Gaut
                                                      President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signatures                         Title                Date
              ----------                         -----                ----


  /s/  C. CHRISTOPHER GAUT               President and Director   March 23, 1999
  -------------------------------------
       C. Christopher Gaut


  /s/   WILLIAM S. CHADWICK, JR.         Vice President and       March 23, 1999
  -------------------------------------  Director
        William S. Chadwick, Jr.


  /s/        H. E. MALONE                Secretary and Director   March 23, 1999
      ---------------------------------  (Principal Accounting
             H. E. Malone                Officer)