Form 10-Q
period 1999-03-31
DUAL HOLDING CO
filed 1999-05-14
CIK 907245

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q



(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1999

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________


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



================================================================================





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes U No ___

There were 1,000 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 1, 1999.



================================================================================

                              DUAL HOLDING COMPANY

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999


                                                                            PAGE
--------------------------------------------------------------------------------

PART I    FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                    Consolidated Balance Sheet
                        March 31, 1999 and December 31, 1998 ............    3

                    Consolidated Statement of Income
                         Three months ended March 31, 1999 and 1998 .....    4

                    Consolidated Statement of Cash Flows
                         Three months ended March 31, 1999 and 1998 .....    5

                    Notes to Consolidated Financial Statements ..........    6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......    7

          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK .........................................    9

PART II   OTHER INFORMATION

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ....................   10

          SIGNATURES ....................................................   11


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

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                      DUAL HOLDING COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORAT
                           CONSOLIDATED BALANCE SHEET
             (In thousands, except for par value and share amounts)

                                                        March 31,   December 31,
                                                          1999         1998
                                                       -----------  -----------
                                                       (Unaudited)   (Audited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents ......................... $  9,947      $ 10,790
    Receivable from ENSCO .............................    1,820             -
    Accounts receivable, net ..........................    5,794         9,147
    Other current assets ..............................    9,465         9,519
                                                        --------      --------
      Total current assets ............................   27,026        29,456
                                                        --------      --------

PROPERTY AND EQUIPMENT, AT COST .......................  454,003       448,756
    Less accumulated depreciation .....................  (60,128)      (53,204)
                                                        --------      --------
      Property and equipment, net .....................  393,875       395,552
                                                        --------      --------

OTHER ASSETS, NET......................................  106,783       108,261
                                                        --------      --------
                                                        $527,684      $533,269
                                                        ========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
    Payable to ENSCO .................................. $      -      $  2,083
    Accounts payable ..................................      255           558
    Accrued liabilities and other .....................   10,306        16,542
                                                        --------      --------
      Total current liabilities .......................   10,561        19,183
                                                        --------      --------

LONG-TERM DEBT ........................................   97,981        98,137

NOTES PAYABLE TO ENSCO, INCLUDING ACCRUED INTEREST ....   82,814        81,827

DEFERRED INCOME TAXES .................................   24,585        23,840

OTHER LIABILITIES .....................................   10,721        10,722

COMMITMENTS AND CONTINGENCIES..........................
STOCKHOLDER'S EQUITY
    Common stock ($.10 par value, 10,000 shares
      authorized, 1,000 shares issued and outstanding).        -             -
    Additional paid-in capital ........................  264,824       264,824
    Retained earnings .................................   36,198        34,736
                                                        --------      --------
      Total stockholder's equity ......................  301,022       299,560
                                                        --------      --------
                                                        $527,684      $533,269
                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
        (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORATED)
                        CONSOLIDATED STATEMENT OF INCOME
                                 (In thousands)
                                   (Unaudited)



                                                         Three Months Ended
                                                             March 31,
                                                       ------------------------
                                                         1999             1998
                                                       -------          -------

      OPERATING REVENUES
          Contract Drilling ......................     $ 4,738         $11,952
          ENSCO charter fees .....................      13,702           8,422
                                                       -------         -------
                                                        18,440          20,374
                                                       -------         -------
      OPERATING EXPENSES
          Contract Drilling ......................       4,231           5,115
          Depreciation and amortization ..........       7,773           4,967
          ENSCO administrative charge ............       1,200           1,200
                                                       -------         -------
                                                        13,204          11,282
                                                       -------         -------

      OPERATING INCOME ...........................       5,236           9,092


      OTHER INCOME (EXPENSE)
          Interest income ........................         256             201
          Interest expense, net ..................      (3,306)         (2,345)
          Other, net .............................          53             (33)
                                                       -------         -------
                                                        (2,997)         (2,177)
                                                       -------         -------

      INCOME BEFORE INCOME TAXES .................       2,239           6,915

      PROVISION FOR INCOME TAXES
          Current income taxes ...................          32           1,349
          Deferred income taxes ..................         745           1,296
                                                       -------         -------
                                                           777           2,645
                                                       -------         -------

      NET INCOME .................................     $ 1,462         $ 4,270
                                                       =======         =======

   The accompanying notes are an integral part of these financial statements.

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
         (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORATED)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1999      1998
                                                            -------   --------

OPERATING ACTIVITIES
 Net income .............................................   $ 1,462   $  4,270
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization ......................     7,773      4,967
     Deferred income taxes ..............................       745      1,296
     Other ..............................................      (166)      (104)
     Changes in operating assets and liabilities:
       Decrease in accounts receivable ..................     1,533      2,551
       (Increase) decrease in other assets ..............       814       (118)
       Increase (decrease) in accounts payable ..........    (5,279)     5,122
       Decrease in accrued and other liabilities ........    (2,289)    (3,484)
                                                            -------   --------
         Net cash provided by operating activities ......   $ 4,593   $ 14,500
                                                            -------   --------

INVESTING ACTIVITIES
 Additions to property and equipment ....................    (6,496)   (40,872)
 Proceeds from sale of assets ...........................        73         27
                                                            -------   --------
         Net cash used by investing activities ..........    (6,423)   (40,845)
                                                            -------   --------

FINANCING ACTIVITIES
 Long-term borrowings from ENSCO,
   including accrued interest ...........................       987     25,000
                                                            -------   --------
         Net cash provided by financing activities ......       987     25,000
                                                            -------   --------

DECREASE IN CASH AND CASH EQUIVALENTS....................      (843)    (1,345)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........    10,790     10,071
                                                            -------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................   $ 9,947   $  8,726
                                                            =======   ========

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

         Results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

Note 2 - Related Party Transactions

     At March 31, 1999, the Company's three jackup rigs and seven platform rigs in the Gulf of Mexico, and one jackup rig in the Asia Pacific region, were under bareboat charter to wholly-owned subsidiaries of ENSCO to achieve certain operating and marketing efficiencies. The terms of the bareboat charter agreements with ENSCO provide for fixed daily rates to be paid to the Company. The fixed daily rates of the ten rigs chartered in the Gulf of Mexico are reduced by 50% if a rig is idle for more than 30 consecutive days. The fixed daily rate of the rig chartered in the Asia Pacific region is reduced to $1,500 when the rig is idle. The bareboat charter agreements may be terminated with one month's prior notice given by either party.

         The Company has a Master Services Agreement with ENSCO. Under the terms of the Master Services Agreement, ENSCO provides certain shorebase and corporate services for the Company's domestic and foreign operations. The Company pays ENSCO a monthly fee of $400,000 for these services, which the Company believes is reasonable for the services provided.

         During 1998, the Company borrowed $80.0 million from ENSCO to meet cash flow requirements for capital upgrades and enhancements to the Company's drilling rigs. Interest expense on the outstanding debt totaled approximately $987,000 and $0 for the three months ended March 31, 1999 and 1998, respectively. The Company made no payments of principal or interest during the three months ended March 31, 1999 and 1998.

         The Company is a guarantor of ENSCO's $185.0 million revolving credit agreement established in May 1998. As of March 31, 1999, there were no borrowings outstanding under this credit agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

         The Company currently has five jackup rigs located in the Asia Pacific region. The Company also operated, but did not own, one platform rig in the Asia Pacific region under a management contract which expired in April 1999. The Company's remaining three jackup rigs and seven platform rigs are located in the Gulf of Mexico. All of the Company's jackup rigs and platform rigs located in the Gulf of Mexico, and one of the jackup rigs located in the Asia Pacific region, are contracted to ENSCO under bareboat charter agreements.

RESULTS OF OPERATIONS

Revenues

         Contract Drilling

         First quarter 1999 contract drilling revenues decreased by $7.2 million, or $60.4%, as compared to the prior year quarter. The decrease results from reduced utilization, as one additional jackup rig was idle in the first quarter of 1999 as compared to the prior year quarter. In addition, one jackup rig that operated under a drilling contract during the first quarter of 1998 is now chartered to ENSCO, thereby generating charter fees instead of contract drilling revenue during the first quarter of 1999.

         ENSCO Charter Fees

         ENSCO charter fees for the first quarter of 1999 increased by $5.3 million, or 62.7%, as compared to the prior year quarter. The increase is due in part to the additional charter of one jackup rig in the Asia Pacific region, bringing the total number of jackup rigs under charter to four. Also, the increase reflects higher charter fees for the jackup rigs and platform rigs in the Gulf of Mexico resulting from increased rig values.

Contract Drilling Expense

         First quarter 1999 contract drilling expenses decreased $884,000, or 17.3%, as compared to the prior year quarter. The decrease is primarily attributable to lower utilization and the associated cost savings resulting from one additional idle jackup rig and one additional jackup rig chartered to ENSCO during the first quarter of 1999 as compared to the prior year quarter.

Depreciation and Amortization

         Depreciation and amortization expense for the first quarter of 1999 increased by $2.8 million, or 56.5%, as compared to the prior year quarter. The increase is due primarily to enhancement projects that were completed subsequent to the first quarter of 1998.

Interest Expense, Net

         Interest expense, net increased by $1.0 million in the first quarter of 1999 as compared to the prior year quarter due primarily to borrowings from ENSCO during 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

         The Company's cash flow from operations and capital expenditures for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                     1999           1998
                                                    ------         ------
         Cash flow from operations  ............    $4,593        $14,500
                                                    ======        =======
         Capital expenditures...................    $6,496        $40,872
                                                    ======        =======

         Cash flow from operations decreased by $9.9 million for the first quarter of 1999 as compared to the prior year quarter. The decrease in cash flow from operations is primarily attributable to reduced cash flow from working capital changes.

         Capital expenditures for the three months ended March 31, 1999 decreased by $34.4 million as compared to the prior year period. The decrease in capital expenditures is primarily attributable to a higher level of enhancements to the Company's jackup rigs and platform rigs during the first quarter of 1998.

Financing and Capital Resources

         The Company's liquidity position at March 31, 1999 and December 31, 1998 is summarized in the table below (in thousands, except ratios):

                                                    March 31,     December 31,
                                                       1999           1998
                                                    ---------     ------------
         Cash and cash equivalents..............    $  9,947        $10,790
         Working Capital .......................     $16,465         10,273
         Current ratio .........................         2.6            1.5

         Management believes that the Company may need to supplement its cash flow from operations in the remaining quarters of 1999 with additional borrowings from ENSCO in order to meet its capital expenditure requirements. The Company anticipates that capital expenditures for rig upgrades and sustaining operations will approximate $20.0 million during the remaining quarters of 1999.

MARKET RISK

         The Company uses derivative financial instruments, on a limited basis, to hedge against its exposure to changes in foreign currencies. The Company does not use financial instruments for trading purposes. The Company will, however, from time to time, hedge its known liabilities or projected payments in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. At March 31, 1999, the Company had no foreign currency exchange contracts outstanding. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk.

YEAR 2000 UPDATE

         The Company's Year 2000 issues are being addressed in conjunction with ENSCO's worldwide Year 2000 Plan. The following disclosure is from ENSCO's Form 10-Q for the quarterly period ended March 31, 1999, and addresses ENSCO's Year 2000 status.

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

         The total cost to make all systems and equipment Year 2000 compliant is currently estimated at $550,000, including software and systems that are being replaced in the Company's normal upgrade cycle. Approximately $440,000 has been spent in modifying and upgrading systems and equipment to date. These estimates do not include internal labor costs for employees who spend part of their time working on the Company's Year 2000 project.

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

         The Company has begun contingency planning for its Year 2000 issues and is expected to have such plans completed during the third quarter of 1999. The Company's contingency planning will primarily focus on precautionary measures related to the shipment of equipment to foreign countries and rig crew changes on or around January 1, 2000.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates", "the Company believes", "the Company anticipates" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include the following: (i) industry conditions and competition, (ii) the cyclical nature of the industry,
(iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions,
(vi) environmental liabilities which may arise in the future and not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) and the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information   required  under  Item  3.  has  been   incorporated  into
Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

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

                           None

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               DUAL HOLDING COMPANY


Date:  May 12, 1999                            /s/ C. Christopher Gaut
                                               -------------------------------
                                               C. Christopher Gaut
                                               President
                                               (Principal Executive Officer and
                                               Financial Officer)


                                               /s/ H. E. Malone
                                               ------------------------------
                                               H. E. Malone
                                               Secretary
                                               (Principal Accounting Officer)