Form 10-Q
period 1999-06-30
DUAL HOLDING CO
filed 1999-08-12
CIK 907245

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------


                                    FORM 10-Q


(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1999

                                       OR

   [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to_______________


                         Commission File Number 0-22078


                              Dual Holding Company
             (Exact name of registrant as specified in its charter)

              DELAWARE                               51-0327704
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

         2700 Fountain Place
          1445 Ross Avenue
           Dallas, Texas                              75202-2792
  (Address of principal executive offices             (Zip Code)


        Registrant's telephone number, including area code: (214)922-1500




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

There were 1,000 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 10, 1999.




================================================================================

                              DUAL HOLDING COMPANY

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                                                            PAGE
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                  Consolidated Statement of Operations
                      Three months ended June 30, 1999 and 1998............   3

                  Consolidated Statement of Operations
                       Six months ended June 30, 1999 and 1998 ............   4

                  Consolidated Balance Sheet
                       June 30, 1999 and December 31, 1998.................   5

                  Consolidated Statement of Cash Flows
                       Six months ended June 30, 1999 and 1998.............   6

                  Notes to Consolidated Financial Statements ..............   7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...........   8

PART II           OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ........................  12

         SIGNATURES .......................................................  13




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

                                                         Three Months Ended
                                                              June 30,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
 OPERATING REVENUES
     Contract drilling...........................      $  1,465        $ 13,383
     ENSCO charter fees..........................        12,338           9,201
                                                       --------        --------
                                                         13,803          22,584
                                                       --------        --------

 OPERATING EXPENSES
     Contract drilling...........................         1,839           7,789
     Depreciation and amortization...............         7,817           5,082
     ENSCO administrative charge.................         1,200           1,200
                                                       --------        --------
                                                         10,856          14,071
                                                       --------        --------

 OPERATING INCOME................................         2,947           8,513

 OTHER INCOME (EXPENSE)
     Interest income.............................           331             308
     Interest expense, net.......................        (3,298)         (2,660)
     Other, net..................................           (20)            (62)
                                                       --------        --------
                                                         (2,987)         (2,414)
                                                       --------        --------

 INCOME (LOSS) BEFORE INCOME TAXES...............           (40)          6,099

 PROVISION FOR INCOME TAXES
     Current income tax expense..................             -             603
     Deferred income tax expense.................             5           2,297
                                                       --------        --------
                                                              5           2,900
                                                       --------        --------

 NET INCOME (LOSS)...............................      $    (45)       $  3,199
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

                                                           Six Months Ended
                                                               June 30,
                                                      -------------------------
                                                        1999            1998
                                                      --------        ---------

  OPERATING REVENUES
      Contract drilling..........................     $  6,203         $ 25,335
      ENSCO charter fees.........................       26,040           17,623
                                                      --------         --------
                                                        32,243           42,958
                                                      --------         --------

  OPERATING EXPENSES
      Contract drilling..........................        6,070           12,904
      Depreciation and amortization..............       15,590           10,049
      ENSCO administrative charge................        2,400            2,400
                                                      --------         --------
                                                        24,060           25,353
                                                      --------         --------

  OPERATING INCOME                                       8,183           17,605

  OTHER INCOME (EXPENSE)
      Interest income............................          587              509
      Interest expense, net......................       (6,604)          (5,005)
      Other, net.................................           33              (95)
                                                      --------         --------
                                                        (5,984)          (4,591)
                                                      --------         --------

  INCOME BEFORE INCOME TAXES                             2,199           13,014

  PROVISION FOR INCOME TAXES
      Current income tax expense.................           32            1,952
      Deferred income tax expense................          750            3,593
                                                      --------         --------
                                                           782            5,545
                                                      --------         --------

  NET INCOME ....................................     $  1,417         $  7,469
                                                      ========         ========


   The accompanying notes are an integral part of these financial statements.

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
        (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORATED)
                           CONSOLIDATED BALANCE SHEET
             (In thousands, except for par value and share amounts)

                                                       June 30,    December 31,
                                                         1999          1998
                                                       --------     ---------
                                                     (Unaudited)
                                       ASSETS

CURRENT ASSETS
    Cash and cash equivalents......................    $ 18,165      $ 10,790
    Receivable from ENSCO..........................       3,500             -
    Accounts receivable, net.......................         893         9,147
    Other current assets...........................       9,504         9,519
                                                       --------      --------
       Total current assets........................      32,062        29,456
                                                       --------      --------

PROPERTY AND EQUIPMENT, AT COST....................     461,136       448,756
    Less accumulated depreciation..................      67,247        53,204
                                                       --------      --------
        Property and equipment, net................     393,889       395,552
                                                       --------      --------

OTHER ASSETS, NET..................................     106,111       108,261
                                                       --------      --------
                                                       $532,062      $533,269
                                                       ========      ========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
    Payable to ENSCO...............................    $      -      $  2,083
    Accounts payable...............................          16           558
    Accrued liabilities and other..................      14,159        16,542
                                                       --------      --------
        Total current liabilities..................      14,175        19,183
                                                       --------      --------

LONG-TERM DEBT.....................................      97,824        98,137

NOTES PAYABLE TO ENSCO, INCLUDING ACCRUED INTEREST.      83,828        81,827

DEFERRED INCOME TAXES..............................      24,590        23,840

OTHER LIABILITIES..................................      10,668        10,722

COMMITMENTS AND CONTINGENCIES......................

STOCKHOLDER'S EQUITY
    Common stock ($.10 par value, 10,000 shares,
       authorized, 1,000 shares issued and
       outstanding)................................           -             -
    Additional paid-in capital.....................     264,824       264,824
    Retained earnings..............................      36,153        34,736
                                                       --------      --------
        Total stockholder's equity.................     300,977       299,560
                                                       --------      --------
                                                       $532,062      $533,269
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


                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------

OPERATING ACTIVITIES
   Net income............................................. $  1,417    $  7,469
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization.....................   15,590      10,049
        Deferred income taxes.............................      750       3,593
        Other.............................................     (291)       (260)
        Changes in assets and liabilities:
            Decrease in accounts receivable...............    4,754       3,314
            (Increase) decrease in other assets...........      730        (314)
            Increase (decrease) in accounts payable.......   (2,671)      4,871
            Decrease in accrued and other liabilities.....     (811)     (1,910)
                                                           --------    --------
                Net cash provided by operating activities.   19,468      26,812
                                                           --------    --------

INVESTING ACTIVITIES
   Additions to property and equipment....................  (14,173)    (73,095)
   Proceeds from sale of assets...........................       79          70
                                                           --------    --------
                Net cash used by investing activities.....  (14,094)    (73,025)
                                                           --------    --------

FINANCING ACTIVITIES
   Long-term borrowings from ENSCO, including accrued
    interest..............................................    2,001      50,000
                                                           --------    --------
                Net cash provided by financing activities.    2,001      50,000
                                                           --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS.....................    7,375       3,787

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............   10,790      10,071
                                                           --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD.................. $ 18,165    $ 13,858
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

                      DUAL HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Unaudited Financial Statements


         The consolidated financial statements included herein have been prepared by Dual Holding Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (which consist of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations, and of cash flows for the interim periods presented. The December 31, 1998 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The Company is a wholly-owned subsidiary of ENSCO International Incorporated ("ENSCO").


         Results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Related Party Transactions

         At June 30, 1999, the Company's three jackup rigs and seven platform rigs in the Gulf of Mexico, and two jackup rigs in the Asia Pacific region, were under bareboat charter to wholly-owned subsidiaries of ENSCO to achieve certain operating and marketing efficencies. The terms of the bareboat charter agreements with ENSCO provide for fixed daily rates to be paid to the Company. The fixed daily rates of the ten rigs chartered in the Gulf of Mexico are reduced by 50% if a rig is idle for more than 30 consecutive days. The fixed daily rates of the rigs chartered in the Asia Pacific region are reduced to $1,500 when the rigs are idle. The bareboat charter agreements may be terminated with one month's prior notice given by either party.

         The Company has a Master Services Agreement with ENSCO. Under the terms of the Master Services Agreement, ENSCO provides certain shorebase and corporate services for the Company's domestic and foreign operations. The Company pays ENSCO a monthly fee of $400,000 for these services, which the Company believes is reasonable for the services provided.

         During 1998, the Company borrowed $80.0 million from ENSCO to meet cash flow requirements for capital upgrades and enhancements to the Company's drilling rigs. Interest expense on the outstanding debt totaled approximately $2.0 million and $300,000 for the six months ended June 30, 1999 and 1998, respectively. The Company made no payments of principal or interest during the six months ended June 30, 1999 and 1998.

         The Company is a guarantor of ENSCO's $185.0 million revolving credit agreement established in May 1998. As of June 30, 1999 there were no borrowings outstanding under the credit agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

         The Company owns 15 offshore drilling rigs and provides offshore drilling services to the oil and gas industry. The Company's drilling rigs are located in North America and the Asia Pacific region. Demand for the Company's services is significantly affected by expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate based upon many factors including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

         Concern over excess oil supplies and the resulting curtailment or deferral of exploration and development spending by oil companies continues to adversely impact industry conditions. Demand for drilling rigs remains depressed, and day rates and utilization continued to decrease during the first and second quarters of 1999. By several measures, current industry conditions are the worst that have been experienced since the mid-1980s.

         During the first and second quarters of 1999 oil prices increased from their low reached at the end of 1998, and recently prices for West Texas Intermediate crude oil have exceeded $21.00 per barrel. The increase in oil prices is due primarily to cutbacks in oil production by OPEC which were agreed to in March 1999. Whether or not the recent increase in oil prices will be sustained is not determinable at the present time. Although the recent increase in oil prices improves the likelihood of oil companies increasing their exploration and development spending, the timing of any exploration and development spending increase and the impact on the Company's operations and financial results are uncertain. The Company currently expects that day rates and utilization will show little improvement domestically, and will continue to deteriorate in the near term in international markets.

         The Company's revenues are derived from rigs contracted to third parties and from charter fees from rigs contracted to wholly-owned subsidiaries of ENSCO under bareboat charter agreements. The Company's drilling rigs that are bareboat chartered to ENSCO are not as sensitive to day rate fluctuations as the Company's drilling rigs contracted directly to third parties, due to the fact that the charter rates with ENSCO are generally fixed for longer periods of time and are not directly impacted by market day rates. However, the bareboat charter agreements with ENSCO provide for reduced day rates when rigs are idle in the Asia Pacific region and when rigs are idle for more than 30 consecutive days in the Gulf of Mexico.

RESULTS OF OPERATIONS

         The following is an analysis of the offshore drilling rigs owned by the Company at June 30, 1999 and 1998:

                                                         Number of Rigs
                                                        -----------------
                                                         1999       1998
                                                        ------     ------
          Jackup rigs:
             North America......................           3          3
             Asia Pacific.......................           5          5
                                                          --         --
                Total jackup rigs...............           8          8

           Platform Rigs - North America.........          7          7
                                                          --         --

                Total...........................          15         15
                                                          ==         ==

         All of the North America jackup and platform rigs were chartered to ENSCO for the three and six month periods ended June 30, 1999 and 1998. Two of the Company's five jackup rigs located in the Asia Pacific region are chartered to ENSCO, effective October 1998 and April 1999, respectively. All of the charter agreements between the Company and ENSCO are continuing. In addition, the Company operated, until April 1999, one platform rig off the coast of China, which was managed, but not owned by the Company. All of the Company's contract drilling revenue in the three and six month periods ended June 30, 1999, and 1998, was generated from the jackup rigs and the one non-owned platform rig located in the Asia Pacific region. The Company's three jackup rigs that are not under a bareboat charter agreement with ENSCO are currently idle and stacked offshore Singapore.

Revenues

         Contract Drilling

         For the three and six months  ended June 30,  1999,  contract  drilling revenues decreased $11.9 million, or 89%, and $19.1 million, or 76%, respectively, as compared to the prior year periods. The decrease results from reduced utilization, as one additional jackup rig was idle during the first six months of 1999 as compared to the prior year period. In addition, two jackup rigs that operated under drilling contracts during 1998 are now chartered to ENSCO, thereby generating charter fees instead of contract drilling revenue during 1999.

         ENSCO Charter Fees

         ENSCO charter fees for the three and six months ended June 30, 1999 increased by $3.1 million, or 34%, and $8.4 million, or 48%, respectively, as compared to the prior year periods. The increase is due in part to the additional charter of two jackup rigs in the Asia Pacific region, bringing the total number of jackup rigs under charter to five. Also, the increase reflects higher charter fees for the jackup rigs and platform rigs in the Gulf of Mexico resulting from increased rig values.

Contract Drilling Expense

         For the three and six months ended June 30, 1999, contract drilling expenses decreased by $6.0 million, or 76%, and $6.8 million, or 53%, respectively, as compared to the prior year periods. The decrease is primarily attributable to lower utilization and the associated cost savings resulting from one additional idle jackup rig, and two additional jackup rigs chartered to ENSCO during the first six months of 1999 as compared to the prior year period.

Depreciation and Amortization

         Depreciation and amortization expense for the three and six months ended June 30, 1999 increased by $2.7 million, or 54%, and $5.5 million, or 55%, respectively, as compared to the prior year periods. The increase is due primarily to enhancement projects that were completed subsequent to the first quarter of 1998.

Interest Expense, Net

         Interest expense, net increased by $600,000, or 24%, and $1.6 million, or 32%, respectively, for the three and six months ended June 30, 1999 as compared to the prior year periods. The increase is due primarily to borrowings from ENSCO during 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

         The Company's cash provided by operations and cash used for capital expenditures for the six months ended June 30, 1999 and 1998 were as follows (in thousands):

                                              1999              1998
                                            --------          --------

     Cash provided by operations......      $ 19,468          $ 26,812
                                            ========          ========

     Capital expenditures.............      $ 14,173          $ 73,095
                                            ========          ========

         Cash flow from operations decreased by $7.3 million for the six months ended June 30, 1999 as compared with the prior year period. The decrease in cash flow from operations is primarily attributable to reduced cash flow from working capital changes and the decrease in operating margin resulting from reduced utilization.

         Capital expenditures for the six months ended June 30, 1999 decreased by $58.9 million as compared to the prior year period. In the first six months of 1998, two of the Company's Asia Pacific jackup rigs were in the shipyard for major modification and upgrade projects, and other modification projects were in progress for the Company's platform rigs in the Gulf of Mexico. The 1999 capital expenditures relate to a platform rig upgrade project in the Gulf of Mexico, residual charges from various prior year upgrade projects and sustaining capital additions.

Financing and Capital Resources

         The Company's liquidity position at June 30, 1999 and December 31, 1998 is summarized in the table below (in thousands, except ratios):

                                               June 30,    December 31,
                                                 1999          1998
                                               --------      --------

        Cash and cash equivalents.......       $ 18,165      $ 10,790
        Working capital.................         17,887        10,273
        Current ratio...................            2.3           1.5

         Management believes that the Company may need to supplement its cash flow from operations in the second half of 1999 with additional borrowings from ENSCO in order to meet its capital expenditure requirements. The Company anticipates that capital expenditures for rig upgrades and sustaining operations will approximate $10.0 million during the remainder of 1999.

MARKET RISK

         The Company uses derivative financial instruments, on a limited basis, to hedge against its exposure to changes in foreign currencies. The Company does not use financial instruments for trading purposes. The Company will, however, from time to time, hedge its known liabilities or projected payments in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. At June 30, 1999, the Company had no foreign currency exchange contracts outstanding. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk.

YEAR 2000 UPDATE

         The Company's Year 2000 issues are being addressed in conjunction with ENSCO's worldwide Year 2000 Plan. The following disclosure is from ENSCO's Form 10-Q for the quarterly period ended June 30, 1999 and addresses ENSCO's Year 2000 status.

         The Company has completed its assessment of its critical information technology (IT) systems and non-IT systems and has corrected substantially all deficiencies identified. The Company believes that it is on schedule to complete all required system implementations and equipment modifications necessary to make the Company's critical systems Year 2000 complaint by September 1999.

         The Company's critical IT systems are comprised primarily of a general ledger accounting software package and related application modules, a fixed asset system, payroll system and procurement and purchasing system. The assessment of the Company's IT systems found that some of the IT systems were not Year 2000 complaint. Changes to make these systems Year 2000 compliant were made in conjunction with the Company's planned upgrade cycle, which was completed in June 1999.

         Non-IT systems are comprised primarily of computer controlled equipment and electronic devices, including equipment with embedded microprocessors, which are used to operate equipment on the Company's drilling rigs. With respect to drilling rig based systems, the Company's assessment indicated that while there were certain systems that were not Year 2000 compliant, there would be no disruption in the operations of its drilling rigs as a result of the Year 2000 problem. The Company conducted testing of its drilling rig based equipment with manufacture representatives during the fourth quarter of 1998 which verified the Company's assessment. Changes to make certain drilling rig based systems Year 2000 compliant are being made in conjunction with the Company's ongoing equipment upgrades, and should be completed by September 1999.

         The Company's non-IT systems also include telephone systems and other office based electronic equipment. With respect to office based non-IT systems, the Company's assessment indicated that it would be necessary to replace or modify some existing equipment. The Company completed the necessary replacements and modifications to its office based non-IT systems in June 1999.

         The total cost to make all systems and equipment Year 2000 compliant is currently estimated at $700,000, including software and systems replaced in the Company's normal upgrade cycle. Approximately $500,000 has been spent in modifying and upgrading systems and equipment to date. These estimates do not include internal labor costs for employees who spend part of their time working on the Company's Year 2000 project.

         The Company has initiated or received communication from most significant suppliers, customers and financial service providers on the Year 2000 issue. This communication has been used to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own Year 2000 issues. Although there is currently no indication that these business partners will not achieve their Year 2000 compliance plans, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted. Additionally, there can be no guarantee that the Company will not experience Year 2000 problems. If the Company or its business partners experience Year 2000 compliance problems, material adverse business consequences could result. The Company believes that the most likely negative effects, if any, could include delays in payments to the Company from customers or payments by the Company to suppliers and disruptions in shipments of equipment and materials required to operate the Company's drilling rigs.

         The Company has begun contingency planning for its Year 2000 issues and is expected to have such plans completed during the third quarter of 1999. The Company's contingency planning will primarily focus on precautionary measures related to safety response requirements for operating assets, the shipment of equipment to foreign countries and rig crew changes on or around January 1, 2000.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include the following: (i) industry conditions and competition, (ii) the cyclical nature of the industry,
(iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions,
(vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (viii) and the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No.133," is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2001.

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




                                             DUAL HOLDING COMPANY



Date: August 11, 1999                        /s/ C. Christopher Gaut
                                             --------------------------------
                                             C. Christopher Gaut
                                             President
                                             (Principal Executive Officer and
                                             Financial Officer)


                                             /s/ H. E. Malone
                                             --------------------------------
                                             H.E. Malone
                                             Secretary
                                             (Principal Accounting Officer)