Form 10-Q
period 1999-09-30
DUAL HOLDING CO
filed 1999-11-12
CIK 907245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 0-22078
Dual Holding Company (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 2700 Fountain Place 1445 Ross Avenue Dallas, Texas (Address of principal executive offices)	51-0327704 (I.R.S. Employer Identification No.) 75202-2792 (Zip Code)

Registrant's telephone number, including area code: (214) 922-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes _X_  No

There were 1,000 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 10, 1999.

DUAL HOLDING COMPANY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PAGE

Separate financial statements of the subsidiaries of Dual Holding Company (the "Company") that guarantee the Company's Senior Subordinated Notes due 2004 (the "Notes") are not included herein. Such subsidiary guarantors are jointly and severally liable with respect to the Company's obligations pursuant to such Notes, and the aggregate total assets, equity and net income (loss) of such subsidiary guarantors are substantially equivalent to the total assets, equity and net income (loss) of the Company on a consolidated basis. The total assets, equity and net inocme (loss) of subsidiaries of the Company not guaranteeing the Notes on a combined basis are not significant compared to the respective amounts reported in the Consolidted Financial Statements of the Company and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DUAL HOLDING COMPANY AND SUBSIDIARIES (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORATED) CONSOLIDATED STATEMENT OF OPERATIONS (In thousands) (Unaudited)

	Three Months Ended September 30,
	1999	1998
OPERATING REVENUES
Contract drilling	$ --	$ 10,985
ENSCO charter fees	9,503	10,776

	9,503	21,761

OPERATING EXPENSES
Contract drilling	851	4,735
Depreciation and amortization	7,815	5,687
ENSCO administrative charge	1,200	1,200

	9,866	11,622

OPERATING INCOME (LOSS)	(363)	10,139
OTHER INCOME (EXPENSE)
Interest income	392	256
Interest expense, net	(3,282)	(1,764)
Other, net	(13)	(26)

	(2,903)	(1,534)

INCOME (LOSS) BEFORE INCOME TAXES	(3,266)	8,605
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax	(107)	(3,101)
Deferred income tax	279	5,414

	172	2,313

NET INCOME (LOSS)	$(3,438)	$ 6,292

The accompanying notes are an integral part of these financial statements.

DUAL HOLDING COMPANY AND SUBSIDIARIES (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORATED) CONSOLIDATED STATEMENT OF OPERATIONS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	1999	1998
OPERATING REVENUES
Contract drilling	$ 6,203	$ 36,320
ENSCO charter fees	35,543	28,399

	41,746	64,719

OPERATING EXPENSES
Contract drilling	6,921	17,639
Depreciation and amortization	23,405	15,736
ENSCO administrative charge	3,600	3,600

	33,926	36,975

OPERATING INCOME	7,820	27,744

OTHER INCOME (EXPENSE)
Interest income	979	765
Interest expense, net	(9,886)	(6,769)
Other, net	20	(121)

	(8,887)	(6,125)

INCOME (LOSS) BEFORE INCOME TAXES	(1,067)	21,619

PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax	(75)	(1,149)
Deferred income tax	1,029	9,007

	954	7,858

NET INCOME (LOSS)	$(2,021)	$ 13,761

The accompanying notes are an integral part of these financial statements.

DUAL HOLDING COMPANY AND SUBSIDIARIES (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORATED) CONSOLIDATED BALANCE SHEET (In thousands, except for par value and share amounts)

	September 30, 1999	December 31, 1998
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 20,065	$ 10,790
Accounts receivable, net	1,307	9,147
Other current assets	9,513	9,519

Total current assets	30,885	29,456

PROPERTY AND EQUIPMENT, AT COST	466,132	448,756
Less accumulated depreciation	74,335	53,204

Property and equipment, net	391,797	395,552

OTHER ASSETS, NET	105,348	108,261

	$528,030	$533,269

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Payable to ENSCO	$ 5	$ 2,083
Accounts payable	5	558
Accrued liabilities and other	12,732	16,542

Total current liabilities	12,742	19,183

LONG-TERM DEBT	97,668	98,137
NOTES PAYABLE TO ENSCO, INCLUDING ACCRUED INTEREST	84,859	81,827
DEFERRED INCOME TAXES	24,869	23,840
OTHER LIABILITIES	10,353	10,722
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
Common stock ($.10 par value, 10,000 shares authorized,
1,000 shares issued and outstanding)	--	--
Additional paid-in capital	264,824	264,824
Retained earnings	32,715	34,736

Total stockholder's equity	297,539	299,560

	$528,030	$533,269

The accompanying notes are an integral part of these financial statements.

DUAL HOLDING COMPANY AND SUBSIDIARIES (A WHOLLY-OWNED SUBSIDIARY OF ENSCO INTERNATIONAL INCORPORATED) CONSOLIDATED STATEMENT OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	1999	1998
OPERATING ACTIVITIES
Net income (loss)	$ (2,021)	$ 13,761
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,405	15,736
Deferred income tax provision	1,029	9,007
Other	(457)	(384)
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,840	3,495
(Increase) decrease in other assets	766	(754)
Increase (decrease) in accounts payable	(2,682)	4,448
Decrease in accrued and other liabilities	(3,596)	(9,213)

Net cash provided by operating activities	24,284	36,096

INVESTING ACTIVITIES
Additions to property and equipment	(18,138)	(108,480)
Proceeds from disposition of assets	97	119

Net cash used by investing activities	(18,041)	(108,361)

FINANCING ACTIVITIES
Long-term borrowings from ENSCO, including accrued interest	3,032	70,000

Net cash provided by financing activities	3,032	70,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,275	(2,265)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,790	10,071

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 20,065	$ 7,806

The accompanying notes are an integral part of these financial statements.

DUAL HOLDING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Financial Statements

     The accompanying consolidated financial statements of Dual Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 1998 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The Company is a wholly-owned subsidiary of ENSCO International Incorporated ("ENSCO").

     Results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Related Party Transactions

     At September 30, 1999, the Company's three jackup rigs and seven platform rigs in the Gulf of Mexico, and two jackup rigs in the Asia Pacific region, were under bareboat charter to wholly-owned subsidiaries of ENSCO to achieve certain operating and marketing efficiencies. The terms of the bareboat charter agreements with ENSCO provide for fixed daily rates to be paid to the Company. The fixed daily rates of the ten rigs chartered in the Gulf of Mexico are reduced by 50% if a rig is idle for more than 30 consecutive days. The fixed daily rates of the rigs chartered in the Asia Pacific region are reduced to $1,500 when the rigs are idle. The bareboat charter agreements may be terminated with one month's prior notice given by either party.

     The Company has a Master Services Agreement with ENSCO. Under the terms of the Master Services Agreement, ENSCO provides certain shorebase and corporate services for the Company's domestic and foreign operations. The Company pays ENSCO a monthly fee of $400,000 for these services, which the Company believes is reasonable for the services provided.

     During 1998, the Company borrowed $80.0 million from ENSCO to meet cash flow requirements for capital upgrades and enhancements to the Company's drilling rigs. Interest expense on the outstanding debt totaled approximately $3.0 million and $900,000 for the nine months ended September 30, 1999 and 1998, respectively. The Company made no payments of principal or interest during the nine months ended September 30, 1999 and 1998.

     The Company is a guarantor of ENSCO's $185.0 million revolving credit agreement established in May 1998. As of September 30, 1999 there were no borrowings outstanding under the credit agreement.

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

     Concern over excess oil supplies adversely impacted oil prices during 1998 and early 1999. As a result of the decrease in oil prices, oil companies curtailed or deferred exploration and development spending, which adversely impacted industry conditions during the first nine months of 1999. Oil prices have been increasing since early 1999, and recently prices for West Texas Intermediate crude oil have exceeded $23.00 per barrel. The increase in oil prices is due primarily to cutbacks in oil production by OPEC and to a more favorable outlook for worldwide oil demand. Whether or not the recent increase in oil prices will be sustained is not determinable at the present time. Although higher oil prices improves the likelihood of oil companies increasing their exploration and development spending, the timing of any exploration and development spending increase and the impact on the drilling industry and on the Company's operations and financial results are uncertain.

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

RESULTS OF OPERATIONS

     The following is an analysis of the offshore drilling rigs owned by the Company at September 30, 1999 and 1998:

	Number of Rigs
	1999	1998
Jackup rigs:
North America	3	3
Asia Pacific	5	5

Total jackup rigs	8	8
Platform Rigs - North America	7	7

Total	15	15

     All of the North America jackup and platform rigs were chartered to ENSCO for the three and nine month periods ended September 30, 1999 and 1998. Two of the Company's five jackup rigs located in the Asia Pacific region are chartered to ENSCO, effective October 1998 and April 1999, respectively. All of the charter agreements between the Company and ENSCO are continuing. In addition, the Company operated, until April 1999, one platform rig off the coast of China, which was managed, but not owned by the Company. All of the Company's contract drilling revenue in the three and nine month periods ended September 30, 1999, and 1998, was generated from the jackup rigs and the one non-owned platform rig located in the Asia Pacific region. The Company's three jackup rigs that are not under a bareboat charter agreement with ENSCO are currently idle and stacked offshore Singapore.

Revenues

     Contract Drilling

     For the quarter and nine months ended September 30, 1999, contract drilling revenues decreased $11.0 million, or 100%, and $30.1 million, or 83%, respectively, as compared to the prior year periods. The decrease results from reduced utilization, as one additional jackup rig was idle during the first nine months of 1999 as compared to the prior year period. In addition, two jackup rigs that operated under drilling contracts during 1998 are now chartered to ENSCO, thereby generating charter fees instead of contract drilling revenue during 1999.

     ENSCO Charter Fees

     ENSCO charter fees for the quarter ended September 30, 1999 decreased by $1.3 million, or 12%, as compared to the prior year quarter. The decrease is primarily due to a reduction of the fixed daily rates earned by the jackup rigs in the Gulf of Mexico. The rate decline was effective in July 1999 and reflects the deteriorated market conditions in the Gulf of Mexico. ENSCO charter fees for the nine months ended September 30, 1999 increased by $7.1 million, or 25%, as compared to the prior year period. The increase is primarily attributable to the additional charter of two jackup rigs in the Asia Pacific region, bringing the total number of rigs under charter to five. Also, the increase reflects higher charter fees for the platform rigs in the Gulf of Mexico resulting from increased rig values, offset in part by the reduced charter fees for the jackup rigs in the Gulf of Mexico effective in July 1999, as discussed above.

Contract Drilling Expense

     For the quarter and nine months ended September 30, 1999, contract drilling expenses decreased by $3.9 million, or 82%, and $10.7 million, or 61%, respectively, as compared to the prior year periods. The decrease is primarily attributable to lower utilization and the associated cost savings resulting from one additional idle jackup rig, and two additional jackup rigs chartered to ENSCO during the first nine months of 1999 as compared to the prior year period.

Depreciation and Amortization

     Depreciation and amortization expense for the quarter and nine months ended September 30, 1999 increased by $2.1 million, or 37%, and $7.7 million, or 49%, respectively, as compared to the prior year periods. The increase is due primarily to major modification and upgrade projects that were completed in late 1998 and early 1999.

Interest Expense, Net

     Interest expense, net increased by $1.5 million, or 86%, and $3.1 million, or 46%, respectively, for the quarter and nine months ended September 30, 1999 as compared to the prior year periods. The increase is due primarily to an additional $30.0 million in borrowings from ENSCO during late 1998 and a significant decrease in capitalized interest resulting from the completion of several major modification and upgrade projects in late 1998. Capitalized interest for the third quarter of 1999 was $0.1 million, a $1.1 million decrease from the prior year quarter. Capitalized interest for the nine months ended September 30, 1999 was $0.2 million, a $1.0 million decrease from the prior year period.

Provision for Income Taxes

     The Company's income tax provisions for the third quarter and nine months ended September 30, 1999, decreased from the comparable prior year periods by $2.1 million and $6.9 million, respectively, due to the reduced profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

The Company's cash flow from operations and capital expenditures for the nine months ended September 30, 1999 and 1998 were as follows (in thousands):

	1999	1998

Cash flow from operations	$24,284	$ 36,096

Capital expenditures	$18,138	$108,480

     Cash flow from operations decreased by $11.8 million for the nine months ended September 30, 1999 as compared with the prior year period. The decrease in cash flow from operations is primarily attributable to the Company's reduced operating margin.

     Capital expenditures for the nine months ended September 30, 1999 decreased by $90.3 million as compared to the prior year period. During the first nine months of 1998, two of the Company's Asia Pacific jackup rigs were in the shipyard for major modification and upgrade projects, and other modification projects were in progress for the Company's platform rigs in the Gulf of Mexico. The 1999 capital expenditures relate to a platform rig upgrade project in the Gulf of Mexico, residual charges from various prior year upgrade projects and sustaining capital additions.

Financing and Capital Resources

The Company's liquidity position at September 30, 1999 and December 31, 1998 is summarized in the table below (in thousands, except ratios):

	September 30, 1999	December 31, 1998

Cash and cash equivalents	$20,065	$10,790
Working capital	18,143	10,273
Current ratio	2.4	1.5

     Based on current market conditions, management believes that cash flow from operations and the Company's working capital should be sufficient to meet its short term liquidity needs. The company anticipates that capital expenditures for rig upgrades and sustaining operations will approximate $5.0 million during the remainder of 1999.

MARKET RISK

     The Company uses derivative financial instruments, on a limited basis, to hedge against its exposure to changes in foreign currencies. The Company does not use financial instruments for trading purposes. The Company predominantly structures its drilling rig contracts in U. S. dollars to mitigate its exposure to fluctuations in foreign currencies. The Company will, however, from time to time, hedge its known liabilities or projected payments in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. At September 30, 1999, the Company had no foreign currency exchange contracts outstanding. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk.

YEAR 2000 UPDATE

     The Company's Year 2000 issues are being addressed in conjunction with ENSCO's worldwide Year 2000 Plan. The following disclosure is from ENSCO's Form 10-Q for the quarterly period ended September 30, 1999 and addresses ENSCO's Year 2000 status.

     The Company has completed its assessment of its critical information technology (IT) systems and non-IT systems and has corrected all deficiencies identified. The Company believes it has completed all required system implementations and equipment modifications necessary to make the Company's critical systems Year 2000 compliant.

     The Company's critical IT systems are comprised primarily of a general ledger accounting software package and related application modules, a fixed asset system, a payroll system and a procurement and purchasing system. The assessment of the Company's IT systems found that some of the IT systems were not Year 2000 compliant. Changes to make these systems Year 2000 compliant were made in conjunction with the Company's planned upgrade cycle, which was completed in June 1999.

     Non-IT systems are comprised primarily of computer controlled equipment and electronic devices, including equipment with embedded microprocessors, which are used to operate equipment on the Company's drilling rigs. With respect to drilling rig based systems, the Company's assessment indicated that while there were certain systems that were not Year 2000 compliant, there would be no disruption in the operations of its drilling rigs as a result of the Year 2000 problem. The Company conducted testing of its drilling rig based equipment with manufacturer representatives during the fourth quarter of 1998 which verified the Company's assessment. Changes to make certain drilling rig based systems Year 2000 compliant are being made in conjunction with the Company's ongoing equipment upgrades, and are scheduled to be completed in December 1999.

     The Company's non-IT systems also include telephone systems and other office based electronic equipment. With respect to office based non-IT systems, the Company's assessment indicated that it would be necessary to replace or modify some existing equipment. The Company completed the necessary replacements and modifications to its office based non-IT systems in June 1999.

     The total cost to make all systems and equipment Year 2000 compliant is currently estimated at $700,000, including software and systems replaced in the Company's normal upgrade cycle. Approximately $550,000 has been spent in modifying and upgrading systems and equipment to date. These estimates do not include internal labor costs for employees who spend part of their time working on the Company's Year 2000 project.

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

     The Company has substantially completed its contingency planning for its Year 2000 issues. The Company's contingency planning is primarily focused on precautionary measures related to safety response requirements for operating assets, the shipment of equipment to foreign countries and rig crew changes on or around January 1, 2000.

FORWARD-LOOKING STATEMENTS

     The Company currently expects that activity levels will generally remain depressed during the remainder of 1999 as a result of current industry conditions and sharply curtailed spending for exploration and development programs by oil companies. As a result, the Company's financial results will continue to be adversely affected. Due to the short-term nature of many of the Company's drilling contracts with third parties and the unpredictable nature of oil and natural gas prices, which effect demand for drilling activity, the duration of such adverse market conditions cannot be accurately predicted. While recent oil price improvement has been encouraging, even if these prices persist, significantly higher average day rates and utilization for the Company's fleet as a whole will probably not be realized for several quarters. In the near term, the Company expects some improvements in drilling industry day rates and utilization in domestic markets, but no improvements in international markets. Based on these factors, the Company anticipates that it will incur a net loss for 1999. However, management remains positive on the long-term outlook for the industry and for the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Information required under Item 3 has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits Filed with this Report

       Exhibit No.

       27.1   Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the
                 Securities and Exchange Commission.)

(b)   Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DUAL HOLDING COMPANY

Date: November 10, 1999	/s/ C. Christopher Gaut C. Christopher Gaut President (Principal Executive Officer Financial Officer)

/s/ H. E. Malone H. E. Malone Secretary (Principal Accounting Officer)